Form 10-K405/A
period 1995-06-03
REVCO D S INC
filed 1995-11-30
CIK 83496

                                 FORM 10-K/A-2

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 3, 1995             Commission File Number 1-5025

                                REVCO D.S., INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              34-1527876
(State of incorporation)                    (I.R.S. Employer Identification No.)

1925 ENTERPRISE PARKWAY
TWINSBURG, OHIO                                                            44087
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 216/425-9811

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Common Stock, par value $.01 per share (New York Stock Exchange)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                         Yes   X    No
                                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                             [   ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 18, 1995 was $961,049,554 (based on total shares outstanding reduced by the number of shares held by directors and officers, at the last sale price as reported on the New York Stock Exchange Composite Tape on August 18, 1995).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                           Yes   X    No
                                                               -----     -----

The following documents are incorporated herein by reference: the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 (into Part II of this report); and the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders (into Part III of this report).

As of August 18, 1995, there were 67,110,552 shares of Common Stock outstanding.

The Exhibit Index is located herein beginning at sequential page 8.

                                    PART II


         The Registrant hereby amends the disclosures contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Part II, Item 7 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 3, 1995 for the sole purpose of adding the disclosures under the subheading "HSI Indenture Restrictive Covenants". In accordance with Regulation 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 7 as amended follows.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the consolidated financial statements of the Company.

On July 15, 1994, the Company completed its previously announced acquisition (the "Acquisition") of Hook-SupeRx, Inc. ("HSI"). As a result of the Acquisition, results of operations for the Company for fiscal 1995 are not comparable to results of operations for fiscal 1994 and 1993. For financial reporting purposes, the operating results of the Company include the operating results of HSI retained operations since July 30, 1994, or for forty-four of the fifty-three weeks included in fiscal 1995.

To enhance comparability and to provide a more meaningful discussion of operating trends, unaudited pro forma amounts for both fiscal 1995 and fiscal 1994 have been presented in Note 13 to the consolidated financial statements. The unaudited pro forma data reflects the financial results of the Company as if the Acquisition had occurred, and certain transactions had been consummated, as of the beginning of the periods presented.

RESULTS OF OPERATIONS

Comparison of the 53 Weeks Ended June 3, 1995 ("fiscal 1995") and the 52 Weeks Ended May 28, 1994 ("fiscal 1994"): Net sales increased 77.0% to $4,431.9 million for fiscal 1995, from $2,504.0 million for fiscal 1994. HSI retained operations generated $1,535.2 million of the net sales increase while net sales from core Revco stores (prior to the HSI acquisition) increased $392.7 million or 15.7%. On a comparable store basis, net sales in core Revco stores increased 9.4%.

Prescription sales, which comprised 56.3% of net sales for fiscal 1995, were primarily responsible for the overall increase in net sales, increasing $1,161.3 million, or 87.1%. Prescription sales in core Revco stores increased $292.4 million, or 21.9%. The number of prescriptions filled by the Company in core Revco stores increased 17.2% from fiscal 1994 to fiscal 1995. Although a portion of this increase in prescriptions filled is attributable to an increase in the number of core Revco store locations, the majority of the increase is attributable to comparable store sales growth. The increase in prescription sales was attributable to an increase in managed care sales. These sales, which the Company continues to market aggressively, continue to outpace the overall growth rate in prescription business. Managed care sales, which comprised 62.3% of total prescription sales in core Revco stores for fiscal 1995, increased 39.4% from fiscal 1994.

Over-the-counter ("OTC") sales increased $766.6 million, or 65.5%, to $1,936.8 million for fiscal 1995 from $1,170.2 million in fiscal 1994. OTC sales in core Revco stores increased $100.3 million, or 8.6%. The majority of this increase is attributable to the growth in the number of core Revco store locations, which increased 5.0% to 1,311 retail locations at June 3, 1995 from 1,248 retail locations at May 28, 1994.

Cost of sales increased 78.0% to $3,100.1 million in fiscal 1995 from $1,742.0 million in fiscal 1994. Gross margin increased 74.8% but, as a percentage of sales, declined to 30.1% in fiscal 1995 from 30.4% in fiscal 1994. Gross margin was negatively impacted by a $9.6 million higher LIFO provision due to higher inflation rates and inventory levels in fiscal 1995 versus fiscal 1994. The LIFO charge in fiscal 1995 was $16.8 million or .4% of sales versus $7.2 million or .3% of sales in fiscal 1994. The remaining decrease in gross margin as a percentage of sales is attributable to a decline in margin rates on prescription sales. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales. Managed care sales have positively impacted the Company's net sales and gross margin growth, but generally yield lower profit percentages than non-managed care sales.

Operating expenses increased $456.8 million, or 75.0%, but decreased as a percentage of sales to 24.0% in fiscal 1995 from 24.3% in fiscal 1994. Despite higher store labor and distribution costs in the HSI operations during fiscal 1995, the Company was able to leverage non-store expenses on a broader sales base as a result of the HSI acquisition. The Company expects these synergies to continue in the future.

Depreciation and amortization expense increased $37.8 million, from $52.6 million in fiscal 1994 to $90.4 million in fiscal 1995. Of this increase, $21.1 million is due to the inclusion of HSI retained operations in the Company's consolidated results of operations. Depreciation expense associated with the installation of the Company's Prescription Access Link ("PAL") system and point-of-sale ("POS") scanning in retained HSI stores, accounted for the majority of the remaining increase. Goodwill recorded in the Acquisition of $385.0 million is being amortized using a forty-year life.

Net interest expense (interest expense net of interest income) was $55.2 million for fiscal 1995 compared with $23.3 million for fiscal 1994. The increase in interest expense between years is attributable to higher debt balances outstanding as a result of the Acquisition.

The Company's effective income tax rate of 49.3% for fiscal 1995 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (6.4%) and permanent differences arising from: (1) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $17.6 million; and (2) amortization of goodwill totaling $8.0 million. The Company expects its taxes payable to be significantly lower than the amounts recorded in its income tax provision due to the utilization of net operating loss carryforwards ("NOLs"). See the discussion under "Certain Tax Matters" in the Liquidity and Capital Resources section below.

Comparison of the 52 Weeks Ended May 28, 1994 ("fiscal 1994") and May 29, 1993 ("fiscal 1993"): Net sales increased 11.7% to $2,504.0 million for fiscal 1994 from $2,242.1 million for fiscal 1993. On a comparable store basis, net sales increased 8.5%.

Prescription sales, which comprised 53.3% of net sales for fiscal 1994, were primarily responsible for the overall increase in net sales, increasing $207.7 million, or 18.4%. The number of prescriptions filled by the Company increased 12.4% from fiscal 1993 to fiscal 1994. Although a portion of this increase in prescriptions filled is attributable to an increase in the number of store locations, the majority of the increase is attributable to comparable store sales growth. The increase in prescription sales was attributable to an increase in managed care sales. Managed care sales, which comprised 54.4% of total prescription sales for fiscal 1994, increased 38.5% from fiscal 1993.

OTC sales increased $54.2 million, or 4.9%, to $1,170.2 million for fiscal 1994 from $1,116.0 million in fiscal 1993. This increase is attributable to the growth in both comparable store sales and the number of store locations. The Company operated 1,248 retail locations at May 28, 1994, and 1,190 retail locations at May 29, 1993.

Cost of sales increased 11.1% to $1,742.0 million in fiscal 1994 from $1,568.3 million in fiscal 1993. Gross margin increased 13.1% and, as a percentage of
sales, increased to 30.4% from 30.1% in fiscal 1993.   Margin rates associated
with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales. Managed care sales have positively impacted the Company's net sales and gross margin growth, but generally yield lower profit percentages than non-managed care sales. The decline in the prescription margin rate was offset by an increase in the OTC gross margin rate due to better purchasing, stronger vendor support and reduced inventory losses. The overall gross margin rate was also favorably impacted by a $4.8 million lower LIFO provision due to lower inflation rates in fiscal 1994 versus fiscal 1993.

Operating expenses increased $57.4 million, or 10.4%, but decreased as a percentage of sales to 24.3% in fiscal 1994 from 24.6% in fiscal 1993. The increase, on a dollar basis, was caused primarily by increased store level operating expenses as a result of additional store openings and normal inflationary increases in comparable store expenses.

Depreciation and amortization expense increased $6.3 million, from $46.3 million in fiscal 1993 to $52.6 million in fiscal 1994. This increase was attributable to additional depreciation expense on current and prior year additions of property, equipment and leasehold improvements.

Net interest expense was $23.3 million for fiscal 1994, compared with $41.0 million for fiscal 1993. As a result of a recapitalization plan completed during the third quarter of fiscal 1993, interest expense comparisons between fiscal 1994 and fiscal 1993 are not meaningful. The recapitalization plan reduced the Company's total debt by $143.2 million and lowered interest rates on the remaining debt outstanding.

The Company's effective income tax rate of 49.9% for fiscal 1994 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (6.9%) and permanent differences arising from amortization of reorganization value in excess of amounts allocable to identifiable assets.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as of and for the periods ended June 3, 1995 and May 28, 1994.

Fiscal 1995: Cash, including temporary cash investments, decreased $21.0 million during fiscal 1995 to $3.4 million. Cash generated by operations, before working capital items, totaled $205.5 million, an improvement of $78.5 million from the $127.0 million generated during fiscal 1994. Net changes in working capital items (and other operating assets) resulted in a $195.5 million use of cash. The majority of this use of cash, $164.5 million, represented an increase in inventory levels, net of vendor support, to adequately stock the retained HSI stores.

Net cash used for investing activities during fiscal 1995 was $416.4 million. As discussed more fully in Note 2 to the consolidated financial statements, on July 15, 1994, Revco acquired all of the outstanding common stock of HSI for a merger consideration of $13.75 per share, for a total acquisition value of $632.6 million, including acquired debt of HSI of $330.5 million at the Acquisition date, resulting in a cash outlay to Revco of $302.1 million. A substantial portion of this cash outlay was financed through a rights offering of the Company's common stock, as discussed further below.

As discussed more fully in Note 2 to the consolidated financial statements, the Company completed a Store Divestiture Program during the second quarter of fiscal 1995 to divest certain of the acquired HSI operations. The gross cash proceeds raised from this program were approximately $163.0 million. Net cash proceeds, after estimated working capital paydowns, were $128.8 million.

Payments charged to the Acquisition Reserve, discussed in Note 2 to the consolidated financial statements, totaled $97.3 million during fiscal 1995. The majority of these payments represent severance and payroll costs to former HSI employees.

Additions to property, equipment and leasehold improvements of $138.4 million for fiscal 1995 include the capitalizable costs of the installation of PAL, POS scanning and distribution systems in the retained HSI operations and costs related to the HSI and Revco store base, as discussed more fully in the "Capital Expenditures" section below.

Net cash provided by financing activities was $385.4 million. Financing for the Acquisition was accomplished through two financing transactions:

(1) A rights offering to purchase an aggregate of 15.5 million shares of common stock of Revco at a subscription price of $14.00 per share was completed during the first quarter of 1995, raising gross proceeds of $217.0 million.

(2) Revco and HSI entered into bank facilities (the "Bank Facilities") which provide for up to a total of $660.0 million of term and revolving credit facilities, as described more fully in Note 4 to the consolidated financial statements.

In February 1995, the Company's Board of Directors authorized the repurchase by the Company of up to one million of the Company's outstanding shares of common stock. As of June 3, 1995, the Company had repurchased a total of 700,000 shares at an aggregate purchase price of $12.8 million under this repurchase program.

Fiscal 1994: Cash, including temporary cash investments, increased $6.8 million during fiscal 1994 to $24.4 million despite the repayment, on an accelerated basis, of over $76.0 million of long-term debt during the fiscal year.

Cash generated by operations during fiscal 1994, before working capital items, totaled $127.0 million, an improvement of $57.8 million from the $69.2 million generated during fiscal 1993. Net changes in working capital items (and other operating assets) resulted in a $.5 million source of cash.

Net cash used for investment activities during fiscal 1994 was $36.0 million, all of which related to additions to property, equipment and leasehold improvements.

Net cash used for financing activities included payments on long-term debt totaling $76.2 million.

CAPITAL EXPENDITURES: During fiscal 1995, the Company reinvested $138.4 million in its operations, $38.4 million of which represented the capitalizable costs of installing Revco's PAL, POS scanning and distribution systems in the retained HSI operations. The installation of these systems was completed in all HSI stores during the second quarter of 1995. An additional $32.1 million was spent on the HSI store base during fiscal 1995 to begin remodeling the HSI stores to Revco's store design and signage package. During fiscal 1995, Revco completed the remodeling of approximately 155 acquired HSI stores.

In addition to the HSI stores, Revco reinvested $67.9 million in its core Revco business, the majority of which was used to expand and upgrade the Revco store base. In addition to other store improvements, 96 stores were opened or acquired during fiscal 1995 and 37 stores were relocated.

The Company's present capital plans call for the upgrading and remodeling of all of the retained HSI stores to Revco's store design and signage package over a two-year period. During fiscal 1996, the Company intends to open approximately 85 additional new Revco stores, more than half of which will be freestanding units, and relocate an additional 55 existing Revco stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Revolving Credit Facility and cash generated internally.

CERTAIN TAX MATTERS: As of May 28, 1994, estimated NOLs reported on the Company's federal income tax returns were approximately $415.7 million. Approximately $141.1 million of these NOLs are subject to a use limitation ("restricted NOLs") of approximately $27.0 million per year under Section 382 of the Internal Revenue Code. The Company believes that it will not be able to utilize approximately $81.2 million of the restricted NOLs because of the allocation method for the annual use limitation under proposed income tax regulations applicable to related corporations belonging to two separate consolidated groups.

While the Company believes that it is justified in taking the positions that it has taken with respect to the NOLs, the law with respect to the treatment of some of the items making up the NOLs is unclear or unsettled. Although the Company believes its calculations of the NOLs are reasonable, the NOLs and the other items on the Company's tax returns are subject to audit by the IRS. Due to the lack of specific guidance on certain significant issues, the Company's position with respect to some or all of the items making up the NOLs could be challenged by the IRS. If the IRS were to successfully disallow some or all of the Company's NOLs, the Company would be able to offset less of its taxable income with NOLs and other tax deductions.

For fiscal 1995, the Company will utilize approximately $43.1 million of restricted NOLs and $47.0 million of unrestricted NOLs to offset projected taxable income of the Company, leaving estimated NOLs for fiscal 1996 of approximately $325.6 million, of which $81.2 million may not be able to be utilized, as discussed above.

The Company's NOLs are attributable to the time period prior to the Company's emergence from Chapter 11 of the United States Bankruptcy Code in fiscal 1992. Under the recommended accounting principles for entities emerging from Chapter 11 ("Fresh Start Reporting"), benefits realized from these NOLs should reduce reorganization value in excess of amounts allocable to identifiable assets. Accordingly, estimated NOLs to be utilized during fiscal 1995 have not been included in the Company's computation of its 1995 income tax provision, but reflected instead as a reduction of reorganization value in excess of amounts allocable to identifiable assets.

SOURCES OF LIQUIDITY:  The Company has three principal sources of liquidity:
(1) cash and cash equivalents; (2) a $400.0 million Revolving Credit Facility; and (3) cash from operations. Management of the Company believes that the Company's cash on hand and cash from operations, together with borrowings and letters of credit under the Revolving Credit Facility, will be sufficient to cover its working capital, capital expenditure and debt service requirements until the maturity date of the Revolving Credit Facility.

On July 27, 1995, the Company completed a modification to the credit agreements for the Bank Facilities. The key changes included in the modification are:
(1) the replacement of the HSI Term Credit Facility, the Revco Term Credit Facility and the Revolving Credit Facility with a $650.0 million amortizing revolving credit facility maturing on July 27, 2000; (2) a reduction in the Company's effective borrowing rate subject to financial performance and long-term debt rating criteria contained in the credit agreements; and (3) the elimination of certain financial covenants contained in the existing credit agreements.

HSI INDENTURE RESTRICTIVE COVENANTS: The indenture pursuant to which the 10.125% Senior Notes were issued contains restrictions with respect to certain distributions or payments, including repayment of certain intercompany indebtedness to Revco and its other subsidiaries. HSI and its subsidiaries are prohibited from making distributions, loans or other payments to Revco, with certain exceptions for payments made in connection with the operation of the business or in the ordinary course of business, among others, unless the consolidated net worth of HSI and its subsidiaries, after making such payment, is $200.0 million or above.

                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a)        Documents filed as part of this report:

           1. Financial Statements: The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 3, 1994 for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Exchange Act, the financial statements required by Form 11-K with respect to the 401(k) Savings Plan (formerly known as the Profit Sharing and Savings Plan) of Revco D.S., Inc. The foregoing financial statements are set forth beginning on page F-1 of this amendment.

           3.        Exhibits:

                                          EXHIBIT INDEX

        EXHIBIT                                                           PAGE
        NUMBER                          EXHIBIT DESCRIPTION              NUMBER
        ------                          -------------------              ------

          23.1 -Consent of Arthur Andersen LLP, independent public accountants, with respect to Registration Statement Nos. 33-67816 and 33-91774

          23.2 -Consent of Arthur Andersen LLP, independent public accountants

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   REVCO D.S., INC.
                                                   (Registrant)



Date:  November 30, 1995                           By: /s/ JACK A. STAPH
                                                      ------------------------
                                                   Jack A. Staph,
                                                   Senior Vice President,
                                                   Secretary and General Counsel


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.


                                   Index
                                   -----


                                                                                Page
                                                                                ----
Report of Independent Public Accountants  . . . . . . . . . . . . . . . . .       2

Combined Statements of Net Assets Available for Plan Benefits
as of May 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . .       3

Combined Statements of Changes in Net Assets Available for Plan Benefits
for the Years Ended May 31, 1995 and 1994 . . . . . . . . . . . . . . . . .       4

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .       5

Schedule I:
        Combining Statements of Net Assets Available for Plan Benefits
        as of May 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .      11

Schedule II:
        Combining Statements of Changes in Net Assets Available for
        Plan Benefits for the Years Ended May 31, 1995 and 1994 . . . . . .      13

Schedule III:
        Item 27a - Schedule of Assets Held for Investment Purposes
        as of May 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . .      15

Schedule IV:
        Item 27d - Schedule of Reportable Transactions for the Year Ended
        May 31, 1995 - Transactions in Excess of 5 Percent of the
        Current Value of Plan Assets  . . . . . . . . . . . . . . . . . . .      16




                                    F-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Plan Committee of the
Profit Sharing and Savings Plan of
Revco D.S., Inc.:


We have audited the accompanying combined statements of net assets available for plan benefits of the Profit Sharing and Savings Plan of Revco D.S., Inc. (the "Plan") as of May 31, 1995 and 1994, and the related combined statements of changes in net assets available for plan benefits for the years ended May 31, 1995 and 1994. These combined financial statements and schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of May 31, 1995 and 1994, and the changes in its net assets available for plan benefits for the years ended May 31, 1995 and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes as of May 31, 1995 (Schedule III) and reportable transactions (Schedule IV) are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
November 22, 1995.

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

         COMBINED STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                       May 31,
                                                    -------------------------------------------
                                                          1995                        1994
                                                    ----------------            ---------------
 Assets:
   Investments, at fair market value
     Diversified Fixed Income Fund                    $57,503,212                  $54,086,498
     S&P 500 Index Fund                                14,342,427                   11,784,159
     Aggressive Equity Fund                             8,917,333                    6,829,118
     Revco Stock Fund                                  10,181,293                    5,840,412
                                                      ------------                 ------------
        Total investments                              90,944,265                   78,540,187


   Receivables:
     Dividend income                                        4,183                       34,597
     Company contributions                                282,437                      250,137
     Participant contributions                            735,403                      248,936
                                                      -----------                  -----------
        Total receivables                               1,022,023                      533,670
                                                      -----------                  -----------
        Total assets                                   91,966,288                   79,073,857
                                                      -----------                  -----------

   Liabilities:
      Other payables                                       30,509                       30,117
                                                      -----------                  -----------
   Net assets available for plan benefits             $91,935,779                  $79,043,740
                                                      ===========                  ===========





                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                          AVAILABLE FOR PLAN BENEFITS



                                                                    Years Ended May 31,
                                                          -----------------------------------------
                                                             1995                        1994
                                                          -------------             ---------------
   Additions to net assets attributable to:
     Investment income:
        Net appreciation of investments                     $5,164,711                  $ 1,097,468

        Interest                                             3,523,480                    3,498,041

        Dividends                                              363,383                      214,193
                                                           -----------                  -----------
                                                             9,051,574                    4,809,702

     Contributions:
        Company                                              1,185,659                    1,033,494

        Participants                                         7,301,895                    6,268,701
                                                           -----------                  -----------
                                                             8,487,554                    7,302,195
                                                           -----------                  -----------

        Total additions                                     17,539,128                   12,111,897
                                                           -----------                  -----------

   Deductions from net assets attributable to:
     Benefits paid                                           4,539,795                    4,513,029
     Administrative fees                                       107,294                       88,766
                                                           -----------                  -----------

        Total deductions                                     4,647,089                    4,601,795
                                                           -----------                  -----------

        Net increase                                        12,892,039                    7,510,102

   Net assets available for plan benefits:
     Beginning of year                                      79,043,740                   71,533,638
                                                           -----------                  -----------

     End of year                                           $91,935,779                  $79,043,740
                                                           ===========                  ===========





                 The accompanying Notes to Financial Statements
                   are an integral part of these statements.

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.



                         NOTES TO FINANCIAL STATEMENTS


(1)    Description of Plan
       -------------------

       The following is a summary description of the Profit Sharing and Savings Plan of Revco D.S., Inc., as amended (the "Plan"), and does not purport to be complete. The summary description is qualified in its entirety by reference to the full text of the Plan.

       General
       -------

       The Plan is a contributory, defined contribution plan covering all qualified salaried employees of Revco D.S., Inc. and Subsidiaries (the "Company") who have at least one full year of service and who are not covered by a collective bargaining agreement that provides profit sharing and savings benefits. In order to comply with Internal Revenue Service ("IRS") non-discrimination testing, certain highly compensated employees, as defined by the Plan, are excluded from participation in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

       The Plan is administered by a committee (the "Plan Committee" or the "Plan Administrator") consisting of at least three individuals who are appointed by the Company's Board of Directors. The Plan Administrator has fiduciary authority to establish and review funding policies, investment policies and other administrative matters related to the Plan.

       Participant and Company Contributions
       -------------------------------------

       Participants may contribute 2% to 6% of base salary as the basic deposit and 1% to 4% of base salary as a supplemental deposit.

       The Company matches 20% of the participants' basic deposits.
       Forfeitures are used to reduce Company contributions. Company contributions may be made in the form of cash or common stock of the Company, or a combination thereof. Since September 1, 1993, the Company matching contribution has been made in common stock of the Company and is invested in the Revco Stock Fund. The number of shares contributed to the Plan is calculated based on the fair market value of the stock on the date of contribution.

       Separate accounts are maintained for each participants' basic deposit, supplemental deposit and Company contribution. Each account is credited with an allocation of the Plan earnings on a monthly basis.

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.



                         NOTES TO FINANCIAL STATEMENTS


       Investment of Participant and Company Contributions
       ---------------------------------------------------

       Participant contributions are invested bi-weekly in one of the following investment options or a combination thereof:

          (a)   Diversified Fixed Income Fund

                 The Diversified Fixed Income Fund is invested in various fixed interest contracts issued by a diversified set of insurance companies, or in such other forms of investments having a fixed rate of return. The Diversified Fixed Income Fund is invested in insurance contracts with Connecticut General Life Insurance Company ("CIGNA") and Allstate Life Insurance Company ("Allstate").

          (b)    S&P 500 Index Fund

                 The S&P 500 Index Fund is invested in such common stocks as to closely approximate the investment results of the Standard and Poor's 500 Industrials. The S&P 500 Index Fund is invested in the Mellon Bank Employee Benefit Equity Market Fund.

          (c)    Aggressive Equity Fund

                 The Aggressive Equity Fund is invested in common stocks with the primary objective of obtaining appreciation in value. The Aggressive Equity Fund is invested in the Putnam Voyager Fund.

          (d)    Revco Stock Fund

                 The Revco Stock Fund is invested in the common stock of the Company.

          A participant may change his election with respect to future and past contributions on a quarterly basis throughout the plan year.

          Vesting
          -------

          Participants' interests in their voluntary contributions and earnings thereon are immediately vested. Participants' interests in Company contributions and the earnings thereon vest ratably at 20% per year, over a five-year period, from the date of eligibility. Upon retirement, death or disability, participants' interests in Company contributions become fully vested.

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.



                         NOTES TO FINANCIAL STATEMENTS


          Payment of Benefits and Withdrawals
          -----------------------------------

          Upon termination of service due to retirement, death or disability, a participant or beneficiary may receive the value of his accounts in a lump sum or in installments as determined by the Plan Committee in consultation with the participant or beneficiary.

          Upon termination of service prior to retirement, death or disability, the participant's basic and supplemental deposit account and vested portions of employer contributions may be distributed to the participant in one lump sum or, if the participant's account balance is greater than $3,500, may be maintained in the Plan until retirement or age 70-1/2.

          Withdrawals of supplemental deposit accounts, exclusive of earnings thereon, may be made by participant request once each year without affecting the participant's ability to continue making basic and supplemental deposits. Withdrawals of basic deposit accounts and vested portions of employer contributions and earnings thereon may be made by application to the Plan Committee as to pre-June 1, 1984 contributions. Post-June 1, 1984 contribution withdrawals may be made only in the case of severe financial hardship. Participants may not contribute to the Plan for a period of at least twelve months subsequent to withdrawing basic or employer contributions.

      (2) Summary of Significant Accounting Policies
          ------------------------------------------

          Basis of Accounting
          -------------------

          The accompanying financial statements of the Plan have been prepared on the accrual basis of accounting, with the exception of benefit payments. In accordance with the American Institute of Certified Public Accountants' Audit and Accounting Guide for Audits of Employee Benefit Plans, the Plan's financial statements account for benefit payments as they are paid. The value of benefits payable at May 31, 1995 and 1994 was $1,019,000 and $1,576,072, respectively.

          Investments
          -----------

          Effective April 1, 1995 the Plan changed trustees from KeyCorp Investment Management and Trust Services to the Northern Trust Company. The fair market value of investments has been determined through the use of current values provided by the investment manager of the respective funds in which the Plan has investments. The fair market value of the Revco Stock Fund is based on the calculated value using the May 31, 1995 closing stock price per the New York Stock Exchange.

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

                         NOTES TO FINANCIAL STATEMENTS


(3)    Plan Termination
       ----------------

       The Company expects the Plan to be permanent and continue indefinitely. Although it has not expressed any intent to do so, the Company has the right to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become fully vested in their respective balances of the employer's contribution account.

(4)    Investments
       -----------

       The following table presents the fair value of investments. Investments that represent 5% or more of the Plan's net assets are separately identified.

                                                                                   May 31,
                                                                    -----------------------------------------
      Investments at Fair Value                                          1995                       1994
      -----------------------------------------------------         ----------------        -----------------

      Group Insurance Contracts
         Allstate 5.8% group insurance contract                      $11,512,791                 $10,881,655
         CIGNA group insurance contract                               45,346,604                  42,954,497

      Mutual Funds
         Putnam Voyager Fund                                           8,384,024                   6,786,252
         Other                                                           169,977                          --

      Bank Collective Fund
         Mellon Bank Employee Benefit Equity
            Market Fund                                               14,066,853                  11,714,488

      Common Stock
         Revco D.S., Inc. Common Stock                                10,047,149                   5,804,707

      Cash Equivalents                                                 1,416,867                     398,588
                                                                  --------------           -----------------
                                                                     $90,944,265                 $78,540,187
                                                                  ===============           =================

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.



                         NOTES TO FINANCIAL STATEMENTS


   The following table presents the net appreciation (depreciation) in fair value for each significant class of investments:

                                              Years Ended May 31,
                                         -------------------------------
                                            1995                  1994
                                         ----------           ----------
   Group Insurance Contracts             $       --           $ (244,275)
   Mutual Funds                           1,188,201              122,922
   Bank Collective Fund                   2,014,371              (78,858)
   Common Stock                           1,962,139            1,297,679
                                          ---------           ----------
                                         $5,164,711           $1,097,468
                                         ==========           ==========


(5)    Transactions with Parties-in-Interest
       -------------------------------------

       Fees paid during the year for services rendered by parties-in-interest were based on customary and reasonable rates for such services.

(6)    Federal Income Taxes
       --------------------

       The Plan, as amended and restated September 1, 1993, with proposed amendments, was submitted to the IRS and received a favorable determination letter that the Plan and its related trust meet the applicable requirements of Section 401(a) of the Internal Revenue Code (the "Code"), including all applicable changes made to the Code by the Tax Reform Act of 1986 and subsequent legislation. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

(7)    Reconciliation of Financial Statements to the Form 5500
       -------------------------------------------------------

       The following is a reconciliation of net assets available for plan benefits per the financial statements to the Form 5500:

                                                                            May 31,
                                                          --------------------------------------------
                                                               1995                         1994
                                                          --------------               ---------------
       Net assets available for plan benefits,
           per financial statements                          $91,935,779                  $79,043,740
       Amounts allocated to
          withdrawing participants                            (1,019,000)                  (1,576,072)
                                                          --------------               --------------

       Net assets per the Form 5500                          $90,916,779                  $77,467,668
                                                         ===============              ===============


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.




                         NOTES TO FINANCIAL STATEMENTS


The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ended May 31, 1995:


    Benefits paid per the financial statements            $ 4,539,795
    Amounts allocated to withdrawing
      participants at May 31, 1994                         (1,576,072)
    Amounts allocated to withdrawing
       participants at May 31, 1995                         1,019,000
                                                          -----------

    Benefits paid per the Form 5500                       $ 3,982,723
                                                          ===========


(8)    Subsequent Event
       ----------------

       On July 15, 1994, the Company acquired all of the outstanding common stock of Hook-SupeRx, Inc. ("HSI") under a merger agreement dated as of March 31, 1994 that was approved by HSI's stockholders on July 8, 1994. As of June 1, 1995, all participants in the Hook-SupeRx, Inc. Savings and Profit Sharing Plan (the "HSI Plan") became eligible to participate in the Company's Plan. The Company's Plan was amended effective June 1, 1995 to, among other things: (1) expand coverage to all employees of the Company and HSI, both salaried and hourly, (2) revise the percentage of the Company's match to 40% of the participants' basic deposit, up to 3% of base salary, (3) enhance investment elections, and (4) increase flexibility to revise participant elections. The Plan was renamed the Revco D.S., Inc. 401(k) Savings Plan as of that date. The Company has announced its intention to merge the Plan and the HSI Plan during 1996.

                                                                     SCHEDULE I


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.


         COMBINING STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                            MAY 31, 1995
                                    -------------------------------------------------------------------------------------------
                                     DIVERSIFIED            S & P            AGGRESSIVE            REVCO
                                    FIXED INCOME          500 INDEX            EQUITY              STOCK
                                        FUND                FUND                FUND               FUND               TOTAL
                                    --------------      -------------     --------------       ------------         -----------
ASSETS:
--------------
     Investments, at fair market value:
           Group insurance contracts   $56,859,395      $          --       $         --      $          --         $56,859,395
           Mutual funds                         --            169,977          8,384,024                 --           8,554,001
           Bank collective fund                 --         14,066,853                 --                 --          14,066,853
           Common stock                         --                --                  --         10,047,149          10,047,149
           Cash equivalents                643,817            105,597            533,309            134,144           1,416,867
                                    --------------      -------------     --------------       ------------         -----------

                 Total investments      57,503,212         14,342,427          8,917,333         10,181,293          90,944,265

     Receivables:
           Dividend income                      --              4,183                 --                 --               4,183
           Company contributions                --                 --                 --            282,437             282,437
           Participant contributions       429,676            127,330            130,546             47,851             735,403
                                    --------------      -------------     --------------       ------------         -----------

                 Total receivables         429,676            131,513            130,546            330,288           1,022,023
                                    --------------      -------------     --------------       ------------         -----------

                 TOTAL ASSETS           57,932,888         14,473,940          9,047,879         10,511,581          91,966,288
                                    --------------      -------------     --------------       ------------         -----------
LIABILITIES:
--------------
     Other payables                         17,002              6,773              3,386              3,348              30,509
                                    --------------      -------------     --------------       ------------         -----------

NET ASSETS AVAILABLE FOR
   PLAN BENEFITS                       $57,915,886        $14,467,167         $9,044,493        $10,508,233         $91,935,779
                                    ==============      =============     ==============       ============         ===========

                             The accompanying Notes to Financial Statements are an integral part of these statements.

                                                                     SCHEDULE I


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.


         COMBINING STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                            MAY 31, 1994
                                    -------------------------------------------------------------------------------------------
                                     DIVERSIFIED            S & P            AGGRESSIVE            REVCO
                                    FIXED INCOME          500 INDEX            EQUITY              STOCK
                                        FUND                FUND                FUND               FUND               TOTAL
                                    --------------      -------------     --------------       ------------         -----------
ASSETS:
--------------
     Investments, at fair market value:
           Group insurance contracts    $53,836,152      $         --       $           --     $          --         $53,836,152
           Mutual fund                           --                --            6,786,252                --           6,786,252
           Bank collective fund                  --        11,714,488                   --                --          11,714,488
           Common stock                          --                --                   --         5,804,707           5,804,707
           Cash equivalents                 250,346            69,671               42,866            35,705             398,588
                                     --------------     -------------       --------------      ------------         -----------

                 Total investments       54,086,498        11,784,159            6,829,118         5,840,412          78,540,187

     Receivables:
           Dividend income                       --            34,597                   --                --              34,597
           Company contributions                 --                --                   --           250,137             250,137
           Participant contributions        118,374            55,983               48,584            25,995             248,936
                                     --------------     -------------       --------------      ------------         -----------

                 Total receivables          118,374            90,580               48,584           276,132             533,670
                                     --------------     -------------       --------------      ------------         -----------

                 TOTAL ASSETS            54,204,872        11,874,739            6,877,702         6,116,544          79,073,857
                                     --------------     -------------       --------------      ------------         -----------

LIABILITIES:
---------------
     Other payables                          18,331             7,427                4,359                --              30,117
                                     --------------     -------------       --------------      ------------         -----------


NET ASSETS AVAILABLE FOR
  PLAN BENEFITS                         $54,186,541       $11,867,312           $6,873,343        $6,116,544         $79,043,740
                                     ==============     =============       ==============      ============         ===========

                             The accompanying Notes to Financial Statements are an integral part of these statements.

                                                                    SCHEDULE II


              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.


  COMBINING STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                           YEAR ENDED MAY 31, 1995
                                         -------------------------------------------------------------------------------------------
                                          DIVERSIFIED            S & P            AGGRESSIVE            REVCO
                                         FIXED INCOME          500 INDEX            EQUITY              STOCK
                                             FUND                FUND                FUND               FUND               TOTAL
                                         -----------------   --------------    --------------      -----------           ----------
ADDITIONS TO NET ASSETS ATTRIBUTABLE TO:
----------------------------------------
  Investment income:
        Net appreciation of investments      $           --   $    2,014,371    $   1,188,201        $1,962,139           $5,164,711
        Interest                                  3,490,746           11,031           18,982             2,721            3,523,480
        Dividends                                        --          363,383               --                --              363,383
                                             --------------   --------------    -------------       -----------          -----------
                                                  3,490,746        2,388,785        1,207,183         1,964,860            9,051,574

  Contributions:
        Company                                          --               --               --         1,185,659            1,185,659
        Participants                              3,472,670        1,543,932        1,447,975           837,318            7,301,895
                                             --------------   --------------    -------------       -----------          -----------
                                                  3,472,670        1,543,932        1,447,975         2,022,977            8,487,554
                                             --------------   --------------    -------------       -----------          -----------
                 TOTAL ADDITIONS                  6,963,416        3,932,717        2,655,158         3,987,837           17,539,128
                                             --------------   --------------    -------------       -----------          -----------

DEDUCTIONS FROM NET ASSETS ATTRIBUTABLE TO:
-------------------------------------------
  Benefits paid                                   3,226,603          669,092          288,042           356,058            4,539,795
  Administrative fees                                58,780           22,438           12,167            13,909              107,294
                                             --------------   --------------    -------------       -----------          -----------
                 TOTAL DEDUCTIONS                 3,285,383          691,530          300,209           369,967            4,647,089
                                             --------------   --------------    -------------       -----------          -----------
        Transfers                                    51,312         (641,332)        (183,799)          773,819                   --
                                             --------------   --------------    -------------       -----------          -----------
                 NET INCREASE                     3,729,345        2,599,855        2,171,150         4,391,689           12,892,039

NET ASSETS AVAILABLE FOR PLAN BENEFITS:

  Beginning of year                              54,186,541       11,867,312        6,873,343         6,116,544           79,043,740
                                             --------------   --------------    -------------       -----------          -----------
  End of year                                   $57,915,886      $14,467,167       $9,044,493       $10,508,233          $91,935,779
                                             ==============   ==============    =============       ===========          ===========

                     The accompanying Notes to Financial Statements are an integral part of these statements.

                                                                    SCHEDULE II

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

   COMBINING STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                            YEAR ENDED MAY 31, 1994
                                                      -----------------------------------------------------------------
                                                        DIVERSIFIED         S & P           AGGRESSIVE         REVCO
                                                        FIXED INCOME      500 INDEX          EQUITY            STOCK
                                                           FUND             FUND              FUND             FUND
                                                      --------------    -------------      -----------       ----------
ADDITIONS TO NET ASSETS ATTRIBUTABLE TO:
----------------------------------------
     Investment income:
           Net appreciation of investments            $          --     $     (78,858)     $   122,922       $1,297,679
           Interest                                        2,515,498           15,456              444            1,035
           Dividends                                              --          214,193               --               --
                                                      --------------    -------------      -----------       ----------
                                                           2,515,498          150,791          123,366        1,298,714
     Contributions:
           Company                                                --               --               --          780,757
           Participants                                    2,485,052        1,202,779          850,784          461,849
                                                      --------------    -------------      -----------       ----------
                                                           2,485,052        1,202,779          850,784        1,242,606
                                                      --------------    -------------      -----------       ----------
                    TOTAL ADDITIONS                        5,000,550        1,353,570          974,150        2,541,320
                                                      --------------    -------------      -----------       ----------

DEDUCTIONS FROM NET ASSETS ATTRIBUTABLE TO:
------------------------------------------
     Benefits paid                                         2,469,883          829,143           78,172           33,336
     Administrative fees                                      51,943           20,256            6,840            1,638
                                                      --------------    -------------      -----------       ----------
                    TOTAL DEDUCTIONS                       2,521,826          849,399           85,012           34,974
                                                      --------------    -------------      -----------       ----------
           Transfers                                      51,707,817       11,363,141        5,984,205        3,610,198
                                                      --------------    -------------      -----------       ----------
                    NET INCREASE (DECREASE)               54,186,541       11,867,312        6,873,343        6,116,544

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
     Beginning of year                                            --               --               --               --
                                                      --------------    -------------      -----------       ----------
     End of year                                      $   54,186,541      $11,867,312       $6,873,343       $6,116,544
                                                      ==============    =============      ===========       ==========

                                                                   YEAR ENDED MAY 31, 1994
                                                  ----------------------------------------------------
                                                      GUARANTEED         INVESTMENT
                                                       INCOME              GROWTH
                                                        FUND                FUND              TOTAL
                                                  ---------------       ------------        ----------
ADDITIONS TO NET ASSETS ATTRIBUTABLE TO:
----------------------------------------
     Investment income:
           Net appreciation of investments        $            --       $   (244,275)       $1,097,468
           Interest                                       965,331                277         3,498,041
           Dividends                                           --                 --           214,193
                                                  ---------------       ------------        ----------
                                                          965,331           (243,998)        4,809,702
     Contributions:
           Company                                        252,737                  --        1,033,494
           Participants                                   815,301            452,936         6,268,701
                                                  ---------------       ------------        ----------
                                                        1,068,038            452,936         7,302,195
                                                  ---------------       ------------        ----------
                    TOTAL ADDITIONS                     2,033,369            208,938        12,111,897
                                                  ---------------       ------------        ----------
DEDUCTIONS FROM NET ASSETS ATTRIBUTABLE TO:
------------------------------------------
     Benefits paid                                        986,076            116,419         4,513,029
     Administrative fees                                    6,280              1,809            88,766
                                                  ---------------       ------------        ----------
                    TOTAL DEDUCTIONS                      992,356            118,228         4,601,795
                                                  ---------------       ------------        ----------
           Transfers                                  (56,543,249)       (16,122,112)               --
                                                  ---------------       ------------        ----------
                    NET INCREASE (DECREASE)           (55,502,236)       (16,031,402)        7,510,102

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
     Beginning of year                                 55,502,236         16,031,402        71,533,638
                                                  ---------------       ------------        ----------
     End of year                                   $           --       $         --       $79,043,740
                                                  ===============       ============        ==========

          The accompanying Notes to Financial Statements are an integral part of these statements.

                                                                    SCHEDULE III




              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

          ITEM 27A - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              AS OF MAY 31, 1995
                          EIN# 34-1527876; PLAN #019




  IDENTITY OF PARTY INVOLVED                DESCRIPTION                               COST                 MARKET VALUE
------------------------------            ---------------                           ----------            --------------
   Allstate Life Insurance                5.8% Group Annuity
   Company                                Contract                                  $11,512,791            $11,512,791

   Connecticut General Life               Group Annuity
   Insurance Company                      Contract                                   45,346,604             45,346,604

*  Mellon Bank                            Employee Benefit Equity Market
                                          Fund                                       12,179,142             14,066,853

*  Putnam Management Company, Inc.        Putnam Voyager Fund                         7,626,431              8,384,024

*  The Northern Trust Company             Collective Stock Index Fund                   163,215                169,977

*  Revco D.S., Inc.                       Common Stock                                7,124,501             10,047,149

*  Mellon Bank                            Employee Benefit Temporary
                                          Investment Fund                                    47                     47

*  KeyCorp Investment Management          Employee Benefit Money
   and Trust Services                     Market Fund                                    28,530                 28,530

*  The Northern Trust Company             Collective Government
                                          Short-Term Investment Fund                  1,388,290              1,388,290
                                                                                    -----------            -----------
                                                                                    $85,369,551            $90,944,265
                                                                                    ===========            ===========

*  Known Party-in-Interest to the Plan.

                                                                    SCHEDULE IV

              PROFIT SHARING AND SAVINGS PLAN OF REVCO D.S., INC.

                 ITEM 27D - SCHEDULE OF REPORTABLE TRANSACTIONS
                   TRANSACTIONS IN EXCESS OF 5 PERCENT OF THE
                          CURRENT VALUE OF PLAN ASSETS
                        FOR THE YEAR ENDED MAY 31, 1995
                           EIN #34-1527876; PLAN #019

 IDENTITY OF           DESCRIPTION OF        NUMBER OF      PURCHASE      NUMBER OF        SELLING        COST        NET GAIN
PARTY INVOLVED             ASSETS           TRANSACTIONS     PRICE       TRANSACTIONS       PRICE         ASSET        (LOSS)
--------------------   ----------------     ------------    ----------   ------------   ------------   ----------     ---------
*  KeyCorp Investment  Employee Benefit
   Management and      Money Market Fund
   Trust Services                               158         $7,535,777      125           $7,904,393   $7,904,393     $     --


*  Known Party-in-Interest to the Plan.
