Form 10-Q
period 1995-11-18
REVCO D S INC
filed 1995-12-21
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q



                    Quarterly Report pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended November 18, 1995


                         Commission File Number 1-5025
                                                ------

                               Revco D.S., Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                            34-1527876
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1925 Enterprise Parkway, Twinsburg, Ohio                        44087
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (216) 425-9811
             ---------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X    No
    ---      ---

As of December 7, 1995 there were 67,287,593 shares of common stock outstanding.

                                REVCO D.S., INC.
                                ----------------

                                     INDEX
                                     -----




                                                                                                      Page No.
PART I - FINANCIAL INFORMATION

  Item 1.    Financial Statements
               Condensed Consolidated Balance Sheets -
                 November 18, 1995 and June 3, 1995                                                       3
               Condensed Consolidated Statements of Income -
                 Twelve and Twenty-Four Weeks Ended November 18, 1995
                 and November 12, 1994                                                                    4
               Condensed Consolidated Statements of Cash Flows -
                 Twenty-Four Weeks Ended November 18, 1995
                 and November 12, 1994                                                                    5
               Notes to Condensed Consolidated Financial Statements                                       6

  Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                               8


PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                           12

   Item 2.   Changes in Securities                                                                       12

   Item 3.   Defaults upon Senior Securities                                                             12

   Item 4.   Submission of Matters to a Vote of Security Holders                                         12

   Item 5.   Other Information                                                                           12

   Item 6.   Exhibits and Reports on Form 8-K                                                            13

   Signatures

                       REVCO D.S., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)


                                                                         (Unaudited)
                                                                         NOVEMBER 18,                JUNE 3,
         Assets                                                            1995                       1995
         ------                                                          ------------                ------
Current assets:
         Cash, including temporary cash investments                       $       8.3           $       3.4
         Accounts receivable, net                                               141.1                 102.5
         Inventories                                                          1,068.5                 962.9
         Prepaid expenses                                                        18.6                  20.2
                                                                            ---------            ----------

             Total current assets                                             1,236.5               1,089.0

Property, equipment and leasehold improvements, net                             314.8                 278.8
Leasehold interests, net                                                         55.2                  58.1
Goodwill, net                                                                   372.5                 377.0
Reorganization value in excess of amounts
         allocable to identifiable assets, net                                  225.8                 241.3
Net deferred tax asset                                                           38.2                  38.2
Other assets                                                                     64.5                  67.4
                                                                           ----------            ----------

                                                                             $2,307.5              $2,149.8
                                                                             ========              ========

         Liabilities and Stockholders' Equity
         ------------------------------------

Current liabilities:
         Bank debit balances                                               $     34.6            $     32.2
         Current portion of long-term debt                                        --                   41.6
         Accounts payable                                                       394.4                 325.4
         Accrued liabilities                                                    312.8                 290.3
                                                                           ----------             ---------

             Total current liabilities                                          741.8                 689.5

Long-term debt                                                                  719.9                 639.6
Long-term liabilities                                                            48.1                  47.6

Stockholders' equity:
         Common stock                                                              .7                    .7
         Additional paid-in capital                                             678.7                 674.0
         Retained earnings                                                      131.1                 111.2
         Treasury stock                                                         (12.8)                (12.8)
                                                                           ----------             ---------

             Total stockholders' equity                                         797.7                 773.1
                                                                            ---------             ---------

                                                                             $2,307.5              $2,149.8
                                                                             ========              ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      REVCO D.S., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                        TWELVE WEEKS ENDED              TWENTY-FOUR WEEKS ENDED
                                                                  -----------------------------      ------------------------------
                                                                  NOVEMBER 18,      NOVEMBER 12,     NOVEMBER 18,       NOVEMBER 12,
                                                                     1995              1994             1995               1994
                                                                  -------------     -----------      ------------       -----------
Net sales                                                           $1,137.0         $1,027.2          $2,213.7          $1,721.6

Cost of sales                                                          808.7            725.5           1,564.6           1,213.0
Operating expenses                                                     268.1            254.0             532.3             426.5
Depreciation and amortization                                           23.7             23.0              49.3              38.6
                                                                    --------         --------            ------           -------
  Operating profit                                                      36.5             24.7              67.5              43.5

Interest expense                                                        14.6             15.2              29.7              23.0
Interest income                                                          (.2)             (.6)              (.5)             (1.0)
                                                                    --------         --------            ------           -------
   Income before income taxes and extraordinary item                    22.1             10.1              38.3              21.5

Income tax provision                                                    10.6              5.1              18.4              10.7
                                                                    --------         --------            ------           -------
   Net income before extraordinary item                                 11.5              5.0              19.9              10.8

Extraordinary item, loss related to early retirement of
  debt, net of income tax benefit of $2.4 million                         --               --                --              (2.8)
                                                                    --------         --------            ------           -------
Net income                                                          $   11.5         $    5.0           $  19.9           $   8.0
                                                                    ========         ========            ======           =======
Net income per share:
  Net income before extraordinary item                              $    .17         $    .08           $   .30           $   .18
  Extraordinary item                                                      --               --                --              (.05)
                                                                    --------         --------           -------           -------
  Net income                                                        $    .17         $    .08           $   .30           $   .13
                                                                    ========         ========           =======           =======

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                         TWENTY-FOUR WEEKS ENDED
                                                                                   -----------------------------------
                                                                                  NOVEMBER 18,          NOVEMBER 12,
                                                                                     1995                   1994
                                                                                  ------------          ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------
         Net income                                                                  $  19.9                $    8.0
         Adjustments to reconcile net income to net cash
             provided (used) by operating activities:
               Depreciation and amortization                                            49.3                    38.6
               Deferred income taxes                                                      --                     6.7
               Net operating loss carryforwards utilized                                 7.4                     3.1
               Extraordinary item, loss on early retirement of debt,
                 net of income tax benefit                                                --                     2.8
         Change in operating assets and liabilities:
               (Increase) decrease in accounts receivable, net                         (38.6)                  (43.3)
               (Increase) decrease in inventories                                     (105.6)                 (287.8)
               (Increase) decrease in prepaid expenses                                   1.6                    (8.6)
               (Increase) decrease in other assets                                      (1.2)                   (2.9)
               Increase (decrease) in accounts payable                                  64.6                   189.2
               Increase (decrease) in accrued liabilities                               28.5                    37.1
                                                                                  ----------                --------

Net cash flows provided (used) by operating activities                                  25.9                   (57.1)
                                                                                  ----------                ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------
         Additions to property, equipment and leasehold improvements                   (70.5)                  (60.5)
         Purchase of Hook-SupeRx, Inc. subsidiary, net of cash acquired                   --                  (302.1)
         Payment of professional fees associated with the Acquisition                     --                    (7.4)
         Proceeds from net assets to be divested                                          --                   118.3
         Acquisition reserve payments                                                     --                   (61.9)
                                                                                     -------                --------
Net cash flows provided (used) by investing activities                                 (70.5)                 (313.6)
                                                                                     --------                -------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------
         Increase in bank debit balances                                                 2.4                    13.8
         Payments of long-term debt                                                    (43.4)                 (351.2)
         Proceeds from issuance of long-term debt                                       82.1                   475.0
         Payment of debt and stock issuance costs                                         --                   (14.3)
         Proceeds from stock rights offering                                              --                   217.0
         Proceeds from common stock issued under employee benefit plans                  8.4                     8.4
                                                                                     -------               ---------

Net cash flows provided (used) by financing activities                                  49.5                   348.7
                                                                                     -------                --------
Net increase (decrease) in cash and temporary cash investments                           4.9                   (22.0)
Cash and temporary cash investments at beginning of period                               3.4                    24.4
                                                                                     -------                --------
Cash and temporary cash investments at end of period                                $    8.3                $    2.4
                                                                                  ==========                =========

----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
         Interest                                                                    $  19.5                 $  15.0
         Income taxes                                                                   13.6                      .7

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 1995.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of results for the interim periods presented. The results of operations for the twelve and twenty-four week periods ended November 18, 1995 are not necessarily indicative of the results to be expected for the full year.

(1)      Company
         -------

         Revco D.S., Inc. ("Revco" or the "Company"), after its acquisition of Hook-SupeRx, Inc. ("HSI") on July 15, 1994, operates the second largest retail drugstore chain in the United States, with 2,140 drugstores located in fourteen contiguous states as of November 18, 1995.

(2)      Inventories
         -----------

         Inventories, which consist principally of merchandise purchased for resale, are stated at the lower of cost or market. The cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

         If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been approximately $44.4 million higher than reported at November 18, 1995. Since the LIFO valuation can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are required for interim financial statements.

(3)      Reclassification
         ----------------

         Certain balance sheet balances at June 3, 1995 have been reclassified to conform to the presentation at November 18, 1995.

(4)      Earnings Per Share
         ------------------

         Earnings per share were computed using the weighted average number of shares of common stock outstanding of 66,520,225 and 66,487,089 for the twelve weeks ended November 18, 1995 and November 12, 1994, respectively. For the twenty-four weeks ended November 18, 1995 and November 12, 1994, the weighted average number of shares of common stock outstanding were 66,445,547 and 62,078,043, respectively.

(5)      Financing
         ---------

         Long-term debt consists of (in millions):

                                                                                (Unaudited)
                                                                             November 18, 1995        June 3, 1995
                                                                             -----------------        ------------
                 Revolving Credit Facility                                         $435.0                  $167.5
                 Revco Term Credit Facility                                           --                     51.0
                 HSI Term Credit Facility                                             --                    177.8
                 9.125% Senior Notes                                                140.0                   140.0
                 10.125% Senior Notes                                               144.9                   144.9
                                                                                ---------                --------
                                                                                    719.9                   681.2
                 Less current portion                                                --                     (41.6)
                                                                                ---------                --------

                   Total long-term debt                                            $719.9                  $639.6
                                                                                =========                ========


         On July 27, 1995, the Company completed a modification to the credit agreements for its bank facilities. The key changes included in the modification are: (1) the replacement of the HSI Term Credit Facility, the Revco Term Credit Facility and a $400.0 million existing revolving credit facility with a $650.0 million amortizing revolving credit facility (the "Revolving Credit Facility") maturing on July 27, 2000; (2) a reduction in the Company's effective borrowing rate subject to financial performance and long-term debt rating criteria contained in the credit agreements; and (3) the elimination of certain financial covenants contained in the existing credit agreements. The Company's obligations under the Revolving Credit Facility are unsecured obligations of the Company.

         The Revolving Credit Facility includes minimum interest and lease expense coverage and maximum debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratios, as well as customary other covenants, representations and warranties, funding conditions and events of default. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

(6)      Subsequent Event
         ----------------

         On November 30, 1995, the Company and Rite Aid Corporation ("Rite Aid") jointly announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Rite Aid would acquire the Company in a two-step transaction involving an initial tender offer followed by a merger of a wholly-owned acquisition subsidiary of Rite Aid with and into the Company, with the Company being the surviving corporation (the "Merger").

         The press release announcing the execution of the Merger Agreement was included with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains material changes in the Company's results of operations, comparing the twelve and twenty-four week periods ended November 18, 1995 and November 12, 1994 and significant developments affecting financial conditions since the end of fiscal year 1995. The following discussion should be read in conjunction with the historical financial statements of the Company.

On July 15, 1994, Revco completed its previously announced acquisition of Hook-SupeRx, Inc. ("HSI"). The retained operations of HSI include 801 drugstores and a mail order facility. For financial reporting purposes, the retained operations of HSI are included in the Company's results of operations since July 30, 1994, or for fifteen of the twenty-four weeks in the "year-to-date 1995" period.

RESULTS OF OPERATIONS

Comparison of the 12 Weeks Ended November 18, 1995 ("second quarter of 1996") and November 12, 1994 ("second quarter of 1995")

Net sales increased 10.7% to $1,137.0 million for the second quarter of 1996, from $1,027.2 million for the second quarter of 1995. On a comparable store basis, net sales increased 9.1% for the quarter, with core Revco stores rising 9.7% and HSI stores rising 8.1%.

Prescription sales, which comprised 59.3% of net sales for the second quarter of 1996, were primarily responsible for the overall increase in net sales, increasing $88.3 million, or 15.1%. The number of prescriptions filled by the Company increased 13.6% from the second quarter of 1995 to the second quarter of 1996. Although a portion of this increase in prescriptions filled is attributable to an increase in the number of store locations, the majority of the increase is attributable to comparable store sales growth. The increase in prescription sales was attributable to increases in managed care sales. These sales, which the Company continues to market aggressively, continue to outpace the overall growth rate in prescription business. Managed care sales, which comprised 69.8% of total prescription sales for the second quarter of 1996, versus 63.6% for the second quarter of 1995, increased 26.2%.

Over-the-counter ("OTC") sales increased $21.5 million, or 4.9%, to $462.5 million for the second quarter of 1996 from $441.0 million in the second quarter of 1995. The majority of this increase is attributable to the growth in the number of store locations, which increased 3.4% from November 12, 1994.

Cost of sales increased 11.5% to $808.7 million in the second quarter of 1996 from $725.5 million in the second quarter of 1995. Gross margin increased 8.8% but, as a percentage of sales, decreased to 28.9% versus 29.4% for the second quarter of 1996 and 1995, respectively. The LIFO charge increased $1.2 million from $3.0 million in the second quarter of 1995 to $4.2 million in the second quarter of 1996 due to increased inventory levels resulting from the HSI acquisition. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within existing managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but generally yield lower profit percentages than non-managed care sales. The decline in the prescription margin rate and higher LIFO charge was partially offset by an increase in the OTC gross margin rate due to improved purchasing terms.

Operating expenses increased $14.1 million, or 5.6%, but decreased as a percentage of sales to 23.6% in the second quarter of 1996 from 24.7% in the second quarter of 1995. The dollar increase in operating expenses is attributable to a 3.4% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is attributable to the Company's ability to leverage relatively fixed, non-store expenses over a broader store base as a result of the HSI acquisition.

The Company's effective income tax rate of 48.0% for the second quarter of 1996 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.6%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $4.1 million; and (ii) amortization of goodwill totaling $2.2 million for the quarter.

Comparison of the 24 Weeks Ended November 18, 1995 ("year-to-date 1996") and November 12, 1994 ("year-to-date 1995")

Net sales increased 28.6% to $2,213.7 million for the year-to-date 1996, from $1,721.6 million for the year-to-date 1995. HSI retained operations generated $334.8 million of the net sales increase, while net sales from core Revco stores increased $157.3 million or 13.0%. On a comparable store basis, net sales increased 8.7% for the year-to-date period, with core Revco stores rising 9.1% and HSI stores rising 7.4%.

Prescription sales, which comprised 58.6% of net sales for the year-to-date 1996, were primarily responsible for the overall increase in net sales, increasing $324.3 million, or 33.3%. HSI retained operations generated $204.9 million of the prescription sales increase. Prescription sales in core Revco stores increased $119.4 million, or 17.5%. The number of prescriptions filled by the Company in core Revco stores increased 12.6% from the year-to-date 1995 to the year-to-date 1996, with the majority of the increase being attributable to comparable store sales growth. The increase in prescription sales was attributable to increases in managed care sales. Managed care sales in core Revco stores increased 32.9% for the year-to-date 1996. Managed care sales comprised 69.0% of total prescription sales for the year-to-date 1996.

OTC sales increased $167.8 million, or 22.4%, to $916.1 million for the year-to-date 1996 from $748.3 million for the year-to-date 1995. HSI retained operations generated $129.9 million of the OTC sales increase. OTC sales in core Revco stores increased $37.9 million, or 7.2%.

Cost of sales increased 29.0% to $1,564.6 million in the year-to-date 1996 from $1,213.0 million in the year-to-date 1995. Gross margin increased 27.6% but, as a percentage of sales, decreased slightly, to 29.3% versus 29.5% for the year-to-date 1996 and 1995, respectively. The LIFO charge increased $3.2 million to $8.3 million in the year-to-date 1996 due to increased inventory
levels resulting from the HSI acquisition.   Margin rates associated with
prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within existing managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but generally yield lower profit percentages than non-managed care sales. The decline in the prescription margin rate and higher LIFO charge was partially offset by an increase in the OTC gross margin rate due to improved purchasing terms.

Operating expenses increased $105.7 million, or 24.8%, but decreased as a percentage of sales to 24.0% in the year-to-date 1996 from 24.8% in the year-to-date 1995. The dollar increase in operating expenses is attributable to the growth in number of store locations as a result of the HSI acquisition. The improvement in operating expenses as a percentage of sales is attributable to the Company's ability to leverage relatively fixed, non-store expenses over a broader store base as a result of the HSI acquisition.

Depreciation and amortization expense increased $10.7 million, from $38.6 million in the year-to-date 1995 to $49.3 million in the year-to-date 1996. Of this increase, $4.8 million is due to the inclusion of HSI retained operations in the Company's consolidated results of operations. Depreciation expense associated with the Company's installation of its PAL system and POS scanning in the retained HSI stores, completed during fiscal 1995, accounted for the majority of the remaining increase.

Net interest expense was $29.2 million for the year-to-date 1996 compared to $22.0 million for the year-to-date 1995. The increase in net interest expense between the year-to-date periods is attributable to higher average debt balances outstanding as a result of the HSI acquisition.

The Company's effective income tax rate of 48.0% for the year-to-date 1996 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.6%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $8.2 million; and (ii) amortization of goodwill totaling $4.4 million for the year-to-date 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Condensed Consolidated Balance Sheets as of November 18, 1995 and June 3, 1995 and the Condensed Consolidated Statement of Cash Flows for the period ended November 18, 1995.

Cash, including temporary cash investments, increased $4.9 million to $8.3 million. Cash generated by operations, before working capital items, totaled $76.6 million, an improvement of $17.4 million from the $59.2 million generated during the year-to-date 1995. Net changes in working capital items (and other operating assets and liabilities) resulted in a $50.7 million use of cash, the majority of which, $41.0 million, represented a seasonal increase in inventory levels, net of vendor support.

Net cash used for investing activities totaled $70.5 million, all of which related to the Company's capital expenditures during the year-to-date 1996. Among other capital expenditures, $31.6 million represented the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During the year-to-date 1996, the Company opened 68 new stores, of which 25 were relocations and 14 were acquired stores, and closed 21 stores. The Company spent $12.3 million to upgrade POS registers in existing core Revco drugstores with improved technology. An additional $13.4 million was spent on the HSI store base during the year-to-date 1996 to continue remodeling the HSI stores to Revco's store design and decor package and to install anti-theft detection systems in all of the remaining HSI stores. During the year-to-date 1996, Revco completed the remodeling of 127 acquired HSI stores, bringing the total number of former HSI stores remodeled since the HSI acquisition to 282 stores.

Net cash provided by financing activities was $49.5 million, primarily representing additional borrowings under the Company's revolving credit facility (the "Revolving Credit Facility"). On July 27, 1995, the Company completed a modification to the credit agreements for its bank facilities. The key changes included in the modification are: (1) the replacement of its term credit facilities and its existing $400.0 million revolving credit facility with a $650.0 million amortizing Revolving Credit Facility maturing on July 27, 2000; (2) a reduction in the Company's effective borrowing rate subject to financial performance and long-term debt rating criteria contained in the credit agreements; and (3) the elimination of certain financial covenants contained in the existing credit agreements. The Company's obligations under the Revolving Credit Facility are unsecured obligations of the Company.

The Revolving Credit Facility includes minimum interest and lease expense coverage and maximum debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) ratios, as well as customary other covenants, representations and warranties, funding conditions and events of default. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

In addition to cash borrowings outstanding, the Company had approximately $28.5 million in outstanding letters of credit issued under the Revolving Credit Facility at November 18, 1995, to support insurance programs and other general corporate needs.

During the remainder of fiscal 1996, the Company intends to open or acquire approximately 56 additional new Revco stores and relocate an additional 30 existing Revco stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Revolving Credit Facility and cash generated internally.

The Company has three principal sources of liquidity: (i) cash and cash equivalents; (ii) the $650.0 million Revolving Credit Facility; and (iii) cash from operations. Management of the Company believes that the Company's cash on hand and cash from operations, together with borrowings and letters of credit under the Revolving Credit Facility, will be sufficient to cover its working capital, capital expenditure and debt service requirements until the maturity date of the Revolving Credit Facility.

On October 1, 1995, the Company completed the sale of substantially all of the assets of Revco Home Health Care Centers, Inc., a wholly-owned home care subsidiary which operates 32 retail locations providing medical supplies, durable medical equipment and medical services, for $10.4 million in cash plus the assumption by the buyer of obligations arising under the store leases from and after the closing date. The Company used the sales proceeds to reduce borrowings under the Revolving Credit Facility.

On November 30, 1995, the Company and Rite Aid Corporation ("Rite Aid") jointly announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Rite Aid would acquire the Company in a two-step transaction involving an initial tender offer followed by a merger of a wholly-owned acquisition subsidiary of Rite Aid with and into the Company, with the Company being the surviving corporation (the "Merger").

The press release announcing the execution of the Merger Agreement was included with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1995.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         In addition to being involved from time to time in the assertion of claims and in litigation incidental to the normal course of business, the Company's wholly-owned subsidiary, HSI, is a defendant in a lawsuit in connection with various claims of injuries resulting from the consumption of L-Tryptophan which was claimed to have been sold by HSI. The insurance company for the vendor who sold the product to HSI has assumed the legal defense of the outstanding lawsuit, which is further described on Exhibit 99.1. One previously reported case involving the same product has been settled, as further described on
         Exhibit 99.1.

         The Company is also a defendant in a lawsuit filed in the United States District Court for the Western District of Oklahoma (Case Number CIV-95-1321-T) by seven plaintiffs, acting individually and as representatives of five deceased infants, alleging personal injury or death due to a product, E-Ferol, manufactured by Carter-Glogau Laboratories, Inc., an inactive subsidiary of the Company now known as Retrac, Inc., prior to December 1986. The plaintiffs are seeking unspecified actual and exemplary damages. As of the date of this report, the case was in the early stages of discovery.

         On November 30, 1995, a purported class action entitled Silvert v. Revco D.S., Inc. et al. ("Silvert"), was filed in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the class of all the Company's stockholders. The Silvert complaint named the Company, all of the Company's directors and Rite Aid as defendants. The Silvert complaint alleges that the $27.50 per share price offered by Rite Aid in its tender offer is insufficient and unfair to the Company's stockholders and represents an attempt by the defendants to enrich themselves at the expense of the plaintiff class. The plaintiff in the Silvert action asserts that defendants violated their fiduciary duties to the Company's stockholders by allegedly failing adequately to evaluate the Company as a potential acquisition candidate; to take adequate steps to enhance the Company's value as an acquisition candidate; and to create an active and open auction for the Company. The Silvert complaint further alleges that the Company's grant to Rite Aid of a stock option in connection with the Merger Agreement impedes the maximization of Company stockholder value. The Silvert complaint seeks, among other relief, a preliminary and permanent injunction barring defendants from taking any steps to accomplish the proposed merger at a price that is not fair and equitable to the plaintiffs and enjoining any improper device or transaction which will impede maximization of stockholder value. The Silvert complaint also seeks unspecified damages for losses suffered and to be suffered by the plaintiff class as a result of the acts alleged in the Silvert complaint.

         Management is of the opinion that although the ultimate resolution of such litigation cannot be forecast with certainty, final disposition of this and other litigation should not materially affect the consolidated financial position of the Company.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits
                 27 - Financial Data Schedule
                 99.1 - Certain Litigation

         (b)     Reports on Form 8-K
                 On December 6, 1995, the registrant filed a Current Report on Form 8-K, dated November 29, 1995 and reporting, under item
                 5 of the form, the execution of the Merger Agreement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            REVCO D.S., INC.
                                                (Registrant)



Dated:  December 18, 1995                   By:  /s/Jack A. Staph
                                               --------------------------
                                                Jack A. Staph
                                                Senior Vice President,
                                                Secretary and General Counsel



Dated:  December 18, 1995                   By:  /s/James J. Hagan
                                              --------------------------
                                                James J. Hagan
                                                Executive Vice President-Finance
                                                and Chief Financial Officer
                                                (principal financial officer)