Form 10-Q
period 1996-02-10
REVCO D S INC
filed 1996-03-15
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                    QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED FEBRUARY 10, 1996
                               -----------------


                         COMMISSION FILE NUMBER 1-5025
                                                ------


                                 REVCO D.S., INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                                34-1527876
            --------                                            ----------------
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


1925 ENTERPRISE PARKWAY, TWINSBURG, OHIO                                   44087
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                (216) 425-9811
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                              -------  -------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.  YES   X   NO
                          -------  -------

AS OF MARCH 13, 1996, THERE WERE 68,130,577 SHARES OF COMMON STOCK OUTSTANDING.

                                REVCO D.S., INC.
                                ----------------
                                     INDEX
                                     -----




                                                                                              Page No.
PART I - FINANCIAL INFORMATION

   Item 1.       Financial Statements
                   Condensed Consolidated Balance Sheets -
                     February 10, 1996 and June 3, 1995                                           3
                   Condensed Consolidated Statements of Income -
                     Twelve and Thirty-Six Weeks Ended February 10, 1996
                     and February 4, 1995                                                         4
                   Condensed Consolidated Statements of Cash Flows -
                     Thirty-Six Weeks Ended February 10, 1996
                     and February 4, 1995                                                         5
                   Notes to Condensed Consolidated Financial Statements                           6

   Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  8


PART II - OTHER INFORMATION

   Item 1.       Legal Proceedings                                                               12

   Item 2.       Changes in Securities                                                           12

   Item 3.       Defaults upon Senior Securities                                                 12

   Item 4.       Submission of Matters to a Vote of Security Holders                             12

   Item 5.       Other Information                                                               12

   Item 6.       Exhibits and Reports on Form 8-K                                                13

   Signatures

                       REVCO D.S., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                  (UNAUDITED)
                                                                  FEBRUARY 10,             JUNE 3,
         Assets                                                      1996                   1995
         ------                                                  ------------              -------
Current assets:
    Cash, including temporary cash investments                    $      2.3             $      3.4
    Accounts receivable, net                                           153.5                  102.5
    Inventories                                                      1,025.7                  962.9
    Prepaid expenses                                                    22.3                   20.2
                                                                  ----------             ----------

         Total current assets                                        1,203.8                1,089.0

Property, equipment and leasehold improvements, net                    322.3                  278.8
Leasehold interests, net                                                53.0                   58.1
Goodwill, net                                                          370.2                  377.0
Reorganization value in excess of amounts
    allocable to identifiable assets, net                              211.4                  241.3
Net deferred tax asset                                                  38.2                   38.2
Other assets                                                            62.3                   67.4
                                                                  ----------             ----------

                                                                    $2,261.2               $2,149.8
                                                                    ========               ========
    Liabilities and Stockholders' Equity
    ------------------------------------

Current liabilities:
    Bank debit balances                                           $     17.5             $     32.2
    Current portion of long-term debt                                    --                    41.6
    Accounts payable                                                   368.8                  325.4
    Accrued liabilities                                                329.5                  290.3
                                                                  ----------              ---------

         Total current liabilities                                     715.8                  689.5

Long-term debt                                                         668.9                  639.6
Long-term liabilities                                                   46.6                   47.6

Stockholders' equity:
    Common stock                                                          .7                     .7
    Additional paid-in capital                                         686.2                  674.0
    Retained earnings                                                  155.8                  111.2
    Treasury stock                                                     (12.8)                 (12.8)
                                                                  -----------             ---------

         Total stockholders' equity                                    829.9                  773.1
                                                                  ----------              ---------

                                                                    $2,261.2               $2,149.8
                                                                    ========               ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)



                                                                TWELVE WEEKS ENDED                  THIRTY-SIX WEEKS ENDED
                                                         -------------------------------       ------------------------------
                                                         FEBRUARY 10,        FEBRUARY 4,       FEBRUARY 10,       FEBRUARY 4,
                                                             1996               1995               1996               1995
                                                         ------------        -----------       ------------       -----------

 Net sales                                                 $1,243.3           $1,133.0           $3,457.0           $2,854.6

 Cost of sales                                                880.1              797.2            2,444.7            2,010.2
 Operating expenses                                           278.0              264.1              810.3              690.6
 Depreciation and amortization                                 24.4               23.1               73.7               61.7
                                                           --------           --------           --------           --------

   Operating profit                                            60.8               48.6              128.3               92.1

 Interest expense                                              13.9               14.3               43.6               37.3
 Interest income                                                (.2)               (.9)               (.7)              (1.9)
                                                           --------           --------           --------           --------

   Income before income taxes and extraordinary item           47.1               35.2               85.4               56.7

 Income tax provision                                          22.4               17.5               40.8               28.2
                                                           --------           --------           --------           --------

   Net income before extraordinary item                        24.7               17.7               44.6               28.5

 Extraordinary item, loss related to early
 retirement of debt, net of income tax benefit
 of $2.4 million                                                 --                 --                 --               (2.8)
                                                           --------           --------           --------           --------

 Net income                                                $   24.7           $   17.7           $   44.6           $   25.7
                                                           ========           ========           ========           ========

 Net income per share:
   Net income before extraordinary item                    $    .37           $    .27           $    .67           $    .45
   Extraordinary item                                            --                 --                 --               (.05)
                                                           --------           --------           --------           --------
   Net income                                              $    .37           $    .27           $    .67           $    .40
                                                           ========           ========           ========           ========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                               THIRTY-SIX WEEKS ENDED
                                                                         -----------------------------------
                                                                         FEBRUARY 10,           FEBRUARY 4,
                                                                             1996                   1995
                                                                         -----------            ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------
    Net income                                                             $    44.6               $   25.7
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                          73.7                   61.7
         Deferred income taxes                                                    --                   17.6
         Net operating loss carryforwards utilized                              17.8                    8.1
         Extraordinary item, loss on early retirement of debt,
            net of income tax benefit                                             --                    2.8
    Change in operating assets and liabilities:
         Increase in accounts receivable, net                                  (51.0)                 (53.3)
         Increase in inventories                                               (62.8)                (257.9)
         Increase in prepaid expenses                                           (2.1)                 (14.8)
         Increase in other assets                                               (1.0)                  (1.3)
         Increase in accounts payable                                           43.4                  161.0
         Increase in accrued liabilities                                        43.5                   31.7
                                                                           ---------              ---------

Net cash flows provided (used) by operating activities                         106.1                  (18.7)
                                                                           ---------              ---------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
----------------------------------------
    Additions to property, equipment and leasehold improvements                (91.6)                (100.6)
    Purchase of Hook-SupeRx, Inc. subsidiary, net of cash acquired                --                 (302.1)
    Payment of professional fees associated with the Acquisition                  --                   (7.4)
    Proceeds from net assets to be divested                                       --                  128.8
    Acquisition reserve payments                                                  --                  (81.6)
                                                                           ---------              ---------

Net cash flows used by investing activities                                    (91.6)                (362.9)
                                                                           ---------              ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------
    Decrease in bank debit balances                                            (14.7)                    --
    Payments of long-term debt                                                 (94.4)                (386.7)
    Proceeds from issuance of long-term debt                                    82.1                  544.0
    Payment of debt and stock issuance costs                                      --                  (14.4)
    Proceeds from stock rights offering                                           --                  217.0
    Proceeds from common stock issued under employee benefit plans              11.4                   10.2
                                                                           ---------              ---------

Net cash flows provided (used) by financing activities                         (15.6)                 370.1
                                                                           ---------              ---------

Net decrease in cash and temporary cash investments                             (1.1)                 (11.5)
Cash and temporary cash investments at beginning of period                       3.4                   24.4
                                                                           ---------              ---------

Cash and temporary cash investments at end of period                       $     2.3              $    12.9
                                                                           =========              =========

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
    Interest                                                                $   40.0              $    33.3
    Income taxes                                                                13.9                    3.2


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


The accompanying condensed consolidated financial statements have been prepared without audit,in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 3, 1995.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of results for the interim periods presented. The results of operations for the twelve and thirty-six week periods ended February 10, 1996 are not necessarily indicative of the results to be expected for the full year.

(1)      Company
         -------

         Revco D.S., Inc. ("Revco" or the "Company") is a retail drugstore chain in the United States, operating 2,169 drugstores located in fourteen contiguous states as of February 10, 1996.

(2)      Inventories
         -----------

         Inventories, which consist principally of merchandise purchased for resale, are stated at the lower of cost or market. The cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

         If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been approximately $48.5 million and $36.1 million higher than reported at February 10, 1996 and June 3, 1995, respectively. Since the LIFO valuation can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are required for interim financial statements.

(3)      Reclassification
         ----------------

         Certain balance sheet balances at June 3, 1995 have been reclassified to conform to the presentation at February 10, 1996.

(4)      Earnings Per Share
         ------------------

         Earnings per share were computed using the weighted average number of shares of common stock outstanding of 66,884,631 and 66,543,486 for the twelve weeks ended February 10, 1996 and February 4, 1995, respectively. For the thirty-six weeks ended February 10, 1996 and February 4, 1995, the weighted average number of shares of common stock outstanding were 66,591,908 and 63,566,524, respectively.

(5)      Financing
         ---------

         Long-term debt consists of (in millions):

                                                                   (Unaudited)
                                                                February 10, 1996            June 3, 1995
                                                                -----------------            ------------


              Revolving Credit Facility                              $384.0                     $167.5
              Revco Term Credit Facility                                 --                       51.0
              HSI Term Credit Facility                                   --                      177.8
              9.125% Senior Notes                                     140.0                      140.0
              10.125% Senior Notes                                    144.9                      144.9
                                                                     ------                     ------
                                                                      668.9                      681.2
              Less current portion                                       --                      (41.6)
                                                                     ------                      ------

                 Total long-term debt                                $668.9                     $639.6
                                                                     ======                     ======


         On July 27, 1995, the Company completed a modification to the credit agreements for its bank facilities. The key changes included in the modification are: (1) the replacement of the HSI Term Credit Facility, the Revco Term Credit Facility and the $400.0 million existing revolving credit facility with a $650.0 million amortizing revolving credit facility (the "Revolving Credit Facility") maturing on July 27, 2000; (2) a reduction in the Company's effective borrowing rate subject to financial performance and long-term debt rating criteria contained in the Revolving Credit Facility; and (3) the elimination of certain financial covenants contained in the existing credit agreements. The Company's obligations under the Revolving Credit Facility are unsecured obligations of the Company.

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

(6)      Plan of Merger
         --------------

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

         Under the Merger Agreement, Rite Aid would purchase, in a first-step tender offer, at least 50.1% of the outstanding shares of Revco on a fully-diluted basis for $27.50 per share in cash (the "Offer") and the remainder of the outstanding shares would be converted into Rite Aid stock in a second-step merger.

         On February 27, 1996, Rite Aid announced that it had voluntarily agreed with the Federal Trade Commission to extend the Hart-Scott-Rodino waiting period in connection with the proposed Merger until Tuesday, March 26, 1996. Rite Aid also announced that it had extended the expiration date of the Offer to 11:59 p.m., New York City time, on March 26, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains material changes in the Company's results of operations, comparing the twelve and thirty-six week periods ended February 10, 1996 and February 4, 1995 and significant developments affecting financial conditions since the end of fiscal year 1995. The following discussion should be read in conjunction with the historical financial statements of the Company.

On July 15, 1994, Revco completed its previously reported acquisition of Hook-SupeRx, Inc. ("HSI"). The operations of HSI include 801 drugstores and a mail order facility. For financial reporting purposes, the operations of HSI are included in the Company's results of operations since July 30, 1994, or for twenty-seven of the thirty-six weeks in the "year-to-date 1995" period.

RESULTS OF OPERATIONS

Comparison of the 12 Weeks ended February 10, 1996 ("third quarter of 1996") and February 4, 1995 ("third quarter of 1995")

Net sales increased 9.7% to $1,243.3 million for the third quarter of 1996, from $1,133.0 million for the third quarter of 1995. On a comparable store basis, net sales increased 7.8% for the quarter, with core Revco stores (prior to the HSI acquisition) rising 7.6% and HSI stores rising 8.3%.

Prescription sales, which comprised 56.3% of net sales for the third quarter of 1996, were primarily responsible for the overall increase in net sales, increasing $83.6 million, or 13.6%. The number of prescriptions filled by the Company increased 9.1% from the third quarter of 1995 to the third quarter of 1996. Although a portion of this increase in prescriptions filled is attributable to an increase in the number of store locations, the majority of the increase is attributable to comparable store sales growth. The increase in prescription sales is attributable to increases in managed care sales. These sales continue to outpace the overall growth rate in prescription business. Managed care sales, which comprised 70.6% of total prescription sales for the third quarter of 1996, versus 65.2% for the third quarter of 1995, increased 22.9%.

Over-the-counter ("OTC") sales increased $26.7 million, or 5.2%, to $543.5 million for the third quarter of 1996 from $516.8 million in the third quarter of 1995. The majority of this increase, $15.5 million, is attributable to comparable store sales growth. In addition, the number of store locations increased 4.0% from February 4, 1995.

Cost of sales increased 10.4% to $880.1 million in the third quarter of 1996 from $797.2 million in the third quarter of 1995. Gross margin increased 8.2% but, as a percentage of sales, decreased slightly to 29.2% versus 29.6% for the third quarter of 1996 and 1995, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within existing managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but generally yield lower profit percentages than non-managed care sales. The OTC gross margin rate held constant between quarters, with higher seasonal clearance markdowns being offset by improved purchasing terms. The LIFO charge increased $1.1 million from $3.0 million in the third quarter of 1995 to $4.1 million in the third quarter of 1996, but held constant as a percentage of sales at .3%.

Operating expenses increased $13.9 million, or 5.3%, but decreased as a percentage of sales to 22.4% in the third quarter of 1996 from 23.3% in the third quarter of 1995. The dollar increase in operating expenses is attributable to a 4.0% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is attributable to the leveraging of relatively fixed, non-store expenses over a broader store base made possible by the HSI acquisition, coupled with a more favorable store labor rate to sales in the HSI stores as the Company realizes the benefits of improved store systems installed in these locations in fiscal year 1995.

The Company's effective income tax rate of 47.6% for the third quarter of 1996 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.6%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $4.1 million; and (ii) amortization of goodwill totaling $2.2 million for the quarter.

Comparison of the 36 Weeks ended February 10, 1996 ("year-to-date 1996") and February 4, 1995 ("year-to-date 1995")

Net sales increased 21.1% to $3,457.0 million for the year-to-date 1996, from $2,854.6 million for the year-to-date 1995. HSI retained operations generated $365.3 million of the net sales increase, while net sales from core Revco stores increased $237.1 million or 12.4%. On a comparable store basis, net sales increased 8.3% for the year-to-date 1996, with core Revco stores rising 8.6% and HSI stores rising 7.8%.

Prescription sales, which comprised 57.8% of net sales for the year-to-date 1996, were primarily responsible for the overall increase in net sales, increasing $407.9 million, or 25.7%. HSI retained operations generated $228.6 million of the prescription sales increase. Prescription sales in core Revco stores increased $179.3 million, or 17.0%. The number of prescriptions filled by the Company in core Revco stores increased 11.7% from the year-to-date 1995 to the year-to-date 1996, with the majority of the increase being attributable to comparable store sales growth. The increase in prescription sales is attributable to increases in managed care sales. Managed care sales comprised 69.6% of total prescription sales for the year-to-date 1996.

OTC sales increased $194.5 million, or 15.4%, to $1,459.6 million for the year-to-date 1996 from $1,265.1 million for the year-to-date 1995. HSI retained operations generated $136.7 million of the OTC sales increase. OTC sales in core Revco stores increased $57.8 million, or 6.8%.

Cost of sales increased 21.6% to $2,444.7 million in the year-to-date 1996 from $2,010.2 million in the year-to-date 1995. Gross margin increased 19.9% but, as a percentage of sales, decreased slightly to 29.3% versus 29.6% for the year-to-date 1996 and 1995, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within existing managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but generally yield lower profit percentages than non-managed care sales. The LIFO charge increased $4.3 million to $12.4 million in the year-to-date 1996 primarily due to increased inventory levels resulting from the HSI acquisition. The decline in the prescription margin rate and higher LIFO charge was partially offset by an increase in the OTC gross margin rate due to improved purchasing terms.

Operating expenses increased $119.7 million, or 17.3%, but decreased as a percentage of sales to 23.4% in the year-to-date 1996 from 24.2% in the year-to-date 1995. The dollar increase in operating expenses is attributable to the growth in number of store locations, primarily as a result of the HSI acquisition. The improvement in operating expenses as a percentage of sales is attributable to the leveraging of relatively fixed, non-store expenses over a broader store base made possible by the HSI acquisition, coupled with a more favorable store labor rate to sales in the HSI stores as the Company realizes the benefits of improved store systems installed in these locations in fiscal year 1995.

Depreciation and amortization expense increased $12.0 million, from $61.7 million in the year-to-date 1995 to $73.7 million in the year-to-date 1996, due to the inclusion of HSI operations in the Company's consolidated results of operations for thirty-six weeks in the year-to-date 1996 period versus twenty-seven weeks in the year-to-date 1995 period, coupled with increased depreciation expense associated with the remodeling and signage of the HSI stores.

Net interest expense was $42.9 million for the year-to-date 1996 compared to $35.4 million for the year-to-date 1995. The increase in net interest expense is attributable to higher average debt balances outstanding as a result of the HSI acquisition.

The Company's effective income tax rate of 47.8% for the year-to-date 1996 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.6%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $12.3 million; and (ii) amortization of goodwill totaling $6.6 million for the year-to-date 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Condensed Consolidated Balance Sheets as of February 10, 1996 and June 3, 1995 and the Condensed Consolidated Statement of Cash Flows for the period ended February 10, 1996.

Cash, including temporary cash investments, decreased $1.1 million to $2.3 million. Cash generated by operations, before working capital items, totaled $136.1 million, an improvement of $20.2 million from the $115.9 million generated during the year-to-date 1995. Net changes in working capital items (and other operating assets and liabilities) resulted in a $30.0 million use of cash, the majority of which, $19.4 million, represented an increase in inventory levels, net of vendor support.

Cash generated by operations includes $17.8 million of an estimated $31.5 million in tax benefits from net operating loss carryforwards ("NOLs") expected to be utilized on the Company's 1996 federal income tax return. For fiscal year 1996, the Company's management expects to utilize approximately $90.0 million of NOLs on its federal income tax return. These NOLs are attributable to the time period prior to the Company's emergence from Chapter 11 in fiscal 1992. Accordingly, benefits realized from these preconfirmation NOLs are being used to reduce reorganization value in excess of amounts allocable to identifiable assets if and when realized.

Net cash used for investing activities totaled $91.6 million, all of which related to the Company's capital expenditures during the year-to-date 1996. Among other capital expenditures, $44.4 million represented the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During the year-to-date 1996, the Company opened 114 new stores, of which 38 were relocations and 16 were acquired stores, and closed 25 stores. The Company spent $13.2 million to upgrade POS registers with improved technology in existing core Revco drugstores. An additional $16.2 million was spent on the HSI store base during the year-to-date 1996 to install anti-theft detection systems in all of the remaining HSI stores and to continue remodeling the HSI stores to Revco's store design and decor package. During the year-to-date 1996, Revco completed the remodeling of 148 acquired HSI stores, bringing the total number of former HSI stores remodeled since the HSI acquisition to 303 stores.

Net cash used by financing activities was $15.6 million, primarily representing a net decrease in bank debit balances and borrowings outstanding under the Company's revolving credit facility. On July 27, 1995, the Company completed a modification to the credit agreements for its bank facilities. The key changes included in the modification are: (1) the replacement of its term credit facilities and its existing $400.0 million revolving credit facility with a $650.0 million amortizing revolving credit facility (the "Revolving Credit Facility") maturing on July 27, 2000; (2) a reduction in the Company's effective borrowing rate subject to financial performance and long-term debt rating criteria contained in the Revolving Credit Facility; and (3) the elimination of certain financial covenants contained in the existing credit agreements. The Company's obligations under the Revolving Credit Facility are unsecured obligations of the Company.

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

In addition to cash borrowings outstanding, the Company had approximately $21.2 million in outstanding letters of credit issued under the Revolving Credit Facility at February 10, 1996, to support insurance programs and other general corporate needs.

During the remainder of fiscal 1996, the Company intends to open approximately 30 additional new stores and relocate an additional 16 existing stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Revolving Credit Facility and cash generated internally.

The Company has three principal sources of liquidity: (i) cash and cash equivalents; (ii) the $650.0 million Revolving Credit Facility; and (iii) cash generated from operations. Management of the Company believes that the Company's cash on hand and cash from operations, together with borrowings and letters of credit under the Revolving Credit Facility, will be sufficient to cover its working capital, capital expenditure and debt service requirements until the maturity date of the Revolving Credit Facility.

On October 1, 1995, the Company completed the sale of substantially all of the assets of Revco Home Health Care Centers, Inc., a wholly-owned home care subsidiary which operated 32 retail locations providing medical supplies, durable medical equipment and medical services, for $10.4 million in cash plus the assumption by the buyer of obligations arising under the store leases from and after the closing date. The Company used the sales proceeds to reduce borrowings under the Revolving Credit Facility.

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

Under the Merger Agreement, Rite Aid would purchase, in a first-step tender offer, at least 50.1% of the outstanding shares of Revco on a fully-diluted basis for $27.50 per share in cash (the "Offer") and the remainder of the outstanding shares would be converted into Rite Aid stock in a second-step merger.

On February 27, 1996, Rite Aid announced that it had voluntarily agreed with the Federal Trade Commission to extend the Hart-Scott-Rodino waiting period in connection with the proposed Merger until Tuesday, March 26, 1996. Rite Aid also announced that it had extended the expiration date of the Offer to 11:59 p.m., New York City time, on March 26, 1996.

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

         The Company is also a defendant (i) in a lawsuit filed in the United States District Court for the Western District of Oklahoma (Case Number CIV-95-1321-T) by seven plaintiffs, acting individually and as representatives of five deceased infants, and (ii) in a lawsuit filed in the District Court of Oklahoma County, State of Oklahoma (Case Number CJ-95-5737-62) by three plaintiffs, acting individually and as representatives of a deceased infant, alleging personal injury or death due to a product, E-Ferol, manufactured by Carter-Glogau Laboratories, Inc., an inactive subsidiary of the Company now known as Retrac, Inc., prior to December 1986. The plaintiffs are seeking unspecified actual and exemplary damages. As of the date of this report, the case was in the early stages of discovery.

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

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)     Exhibits
                 27   - Financial Data Schedule
                 99.1 - Certain Litigation

         (b)     Reports on Form 8-K
                 See the Company's Quarterly Report on Form 10-Q filed with the Commission on December 21, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                            REVCO D.S., INC.
                                                             (Registrant)

Dated:  March 13, 1996                                      By:  /s/ Jack A. Staph
                                                                 --------------------------------
                                                                 Jack A. Staph
                                                                 Senior Vice President,
                                                                 Secretary and General Counsel



Dated:  March 13, 1996                                      By:  /s/ James J. Hagan
                                                                 --------------------------------
                                                                 James J. Hagan
                                                                 Executive Vice President-Finance
                                                                 and Chief Financial Officer
                                                                 (principal financial officer)