Form 10-K/A
period 1995-06-03
REVCO D S INC
filed 1996-04-01
CIK 83496

                                  FORM 10-K/A-3


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

        Common Stock, par value $.01 per share (New York Stock Exchange)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                           ---    ---
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
                                                                 Yes  X  No
                                                                     ---    ---
The following documents are incorporated herein by reference: the Registrant's Annual Report to Stockholders for the fiscal year ended June 3, 1995 (into Part II of this report); and the Registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders (into Part III of this report).

As of August 18, 1995, there were 67,110,552 shares of Common Stock outstanding.

The Exhibit Index is located herein beginning at sequential page 2.

                                                       PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------

(a)        Documents filed as part of this report:

           1. Financial Statements: The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 3, 1995 (the "Form 10-K") for the purpose of filing, in accordance with Rule 15d-21 promulgated under the Exchange Act, the financial statements required by Form 11-K with respect to the Revco D.S., Inc. 1993 Employee Stock Purchase Plan, as amended (the "Plan"), short Plan year ended December 4, 1995. The Registrant previously filed an amendment to its Form 10-K relating to the full Plan year ended May 31, 1995. The foregoing financial statements are set forth beginning on page F-1 of this amendment.


           3. Exhibits:

                                  EXHIBIT INDEX

EXHIBIT                                                                    PAGE
NUMBER                      EXHIBIT DESCRIPTION                           NUMBER
- - ------                      -------------------                           ------
  23.1     -Consent of Arthur Andersen LLP, independent public
           accountants

  23.2 -Consent of Arthur Andersen LLP, independent public accountants, with respect to Registration Statement
           No. 33-67816

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REVCO D.S., INC.
                                   (Registrant)


Date:   April 1, 1996              By: /s/ PAUL N. HARRIS
                                      -------------------
                                       Paul N. Harris
                                       Assistant Secretary

                                REVCO D.S., INC.
                                ----------------
                       1993 EMPLOYEE STOCK PURCHASE PLAN,
                       ---------------------------------
                                    AS AMENDED
                                    ----------

                                      Index
                                      -----


                                                                                              Page
                                                                                              ----

Report of Independent Public Accountants ....................................................   2

Statements of Net Assets Available for Plan Benefits
as of December 4, 1995 and May 31, 1995  ....................................................   3

Statements of Changes in Net Assets Available for Plan Benefits
for the Six Months Ended December 4, 1995, Twelve Months
Ended May 31, 1995 and Nine Months Ended May 31, 1994 .......................................   4

Notes to Financial Statements ...............................................................   5

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Human Resources Committee of the Board of Directors of
Revco D.S., Inc.:

We have audited the accompanying statements of net assets available for plan benefits of the Revco D.S., Inc. 1993 Employee Stock Purchase Plan, as amended (the "Plan") as of December 4, 1995 and May 31, 1995, and the related statements of changes in net assets available for plan benefits for the six, twelve and nine months ended December 4, 1995, May 31, 1995 and May 31, 1994, respectively. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 4, 1995 and May 31, 1995 and the changes in its net assets available for plan benefits for the six, twelve and nine months ended December 4, 1995, May 31, 1995 and May 31, 1994, respectively, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Cleveland, Ohio
March 29, 1996.

                                REVCO D.S., INC.
                                ----------------

                       1993 EMPLOYEE STOCK PURCHASE PLAN,
                       ----------------------------------
                                   AS AMENDED
                                   ----------

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
              ----------------------------------------------------



                                                                      December 4,   May 31,
                                                                        1995         1995
                                                                     ----------   ----------

ASSETS:
     Cash                                                            $4,602,282   $6,065,048

LIABILITIES:
     Company common stock distribution payable to participants        4,291,129           --
     Cash distribution payable to participants for withdrawals and
       residual balances                                                130,134           --
     Cash distribution payable to officers                              181,019           --
                                                                     ----------   ----------
                                                                      4,602,282           --
                                                                     ----------   ----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                               $       --   $6,065,048
                                                                     ==========   ==========






                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                REVCO D.S., INC.
                                ----------------

                       1993 EMPLOYEE STOCK PURCHASE PLAN,
                       ----------------------------------
                                   AS AMENDED
                                   ----------

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
         ---------------------------------------------------------------




                                                 Six Months        Twelve Months     Nine Months
                                                   Ended               Ended            Ended
                                              December 4, 1995     May 31, 1995      May 31, 1994
                                              ----------------     ------------      ------------
ADDITIONS:
     Participant contributions                  $  4,771,102       $  6,115,470      $  3,570,171

DEDUCTIONS:
     Purchase of Company common stock             10,260,998          3,158,195                --
     Distributions to terminated participants        199,664            230,765            87,870
     Distributions for withdrawals                   141,776            118,590            25,173
     Distributions for residual balances              52,693                 --                --
     Distributions to officers                       181,019                 --                --
                                                ------------       ------------      ------------

         Total deductions                         10,836,150          3,507,550           113,043
                                                ------------       ------------      ------------

NET ADDITIONS (DEDUCTIONS)                        (6,065,048)         2,607,920         3,457,128

NET ASSETS AVAILABLE FOR PLAN BENEFITS,
     Beginning of plan year                        6,065,048          3,457,128                --
                                                ------------       ------------      ------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS,
     End of plan year                           $         --       $  6,065,048      $  3,457,128
                                                ============       ============      ============




                 The accompanying notes to financial statements
                   are an integral part of these statements.

                                REVCO D.S., INC.
                                ----------------

                       1993 EMPLOYEE STOCK PURCHASE PLAN,
                       ----------------------------------
                                   AS AMENDED
                                   ----------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                DECEMBER 4, 1995
                                ----------------


1.  SUMMARY OF PLAN
    ---------------

The Revco D.S., Inc. 1993 Employee Stock Purchase Plan, as amended (the "Plan") is "an employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"), covering all eligible employees of Revco D.S., Inc. and its subsidiaries (the "Company"). Plan years are defined in the Plan document as generally beginning on June 1 and ending on May 31 of the following year, with the exceptions of the 1994 Plan year which began September 1, 1993 and ended May 31, 1994 and the 1996 Plan year which began June 1, 1995 and ended December 4, 1995.

The Plan grants to eligible employees at the beginning of the Plan year an option to purchase Company common stock, using participant contributions collected through payroll deductions. The common stock is issued on the first day following the end of the Plan year at an option price equal to the lesser of 85% of the closing New York Stock Exchange price ("closing price") on the first day or the last day of the Plan year ("Purchase Price"). Only whole shares are purchased for each participant with any residual amounts remaining in the participants' accounts for the following Plan year. For the 1996 Plan year, residual amounts were distributed in cash to the participants immediately after the end of the Plan year in connection with a proposed merger transaction (see
Note 2 below). Distributions are accrued at December 4, 1995 since these are immediate liabilities of the Plan as a result of the merger.

Eligibility
- - -----------

All full-time and part-time employees of the Company as of the beginning of the Plan year, or other offering period as designated by the Human Resources Committee of the Board of Directors (the "Committee"), are eligible to participate in the Plan.

Contributions
- - -------------

Participants can elect to contribute from 1% to 10% of their gross compensation (at a minimum of $10 per pay period) excluding overtime, commissions and bonuses. The contribution percentage may not change during the year; however, deductions may be discontinued at any time during the year with or without withdrawing from the Plan.

No employees will be entitled to receive shares of common stock of the Company in excess of an aggregate fair market value of $25,000 in any calendar year.

Cash Distributions
- - ------------------

Upon termination of a participant from the Company or upon a participant's elective withdrawal from the Plan, amounts contributed by the participant during the Plan year are refunded and the right to purchase shares under the Plan is canceled.

Stock Distributions
- - -------------------

Plan purchases of Company common stock are distributed to participants with no restrictions.

Termination
- - -----------

The Committee has the right to amend or terminate the Plan. Upon termination of the Plan, amounts contributed by participants will be refunded at the time of termination.

Basis of Accounting
- - -------------------

The accompanying financial statements are prepared on the accrual basis of accounting.

2.   MERGER AGREEMENT
     ----------------

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

In accordance with the Merger Agreement, the Plan was amended, effective December 4, 1995, to adopt a short Plan year. Participant account balances, as of December 4, 1995, were used to purchase shares of Company common stock based on the lesser of 85% of the closing price on June 1, 1995 or December 4, 1995. The applicable Purchase Price was $17.96 (85% of closing price on June 1, 1995).

As a result of the Merger, contributions to the Plan were suspended as of December 4, 1995.

3.  ACQUISITION OF HOOK-SUPERX, INC.
    --------------------------------

On July 15, 1994, the Company completed its acquisition of Hook-SupeRx, Inc. ("HSI"). Effective January 1, 1995, former HSI employees were eligible to participate in the Plan. The Plan was amended to extend eligibility to former employees of HSI. The initial offering period for these employees, as determined by the Committee, was January 1, 1995 to May 31, 1995. Accordingly, the option price of the Company common stock for these former HSI employees was based on the lesser of 85% of the closing price on January 1, 1995 or May 31, 1995. The Purchase Price used on June 1, 1995 for the issuance of this Company common stock for former HSI employees was $18.06 (85% of the closing price on January 1, 1995).

4.  PURCHASE OF COMPANY COMMON STOCK
    --------------------------------

On December 21, 1995, for the Plan year ended December 4, 1995, the Plan purchased 238,927 shares of Company stock at $17.96 per share for a total purchase price of $4,291,129. The remaining cash in non-officer participant accounts of $130,134 was distributed during January and February 1996. In lieu of receiving shares of common stock for the Plan year ended December 4, 1995, each of the Company's key executives who participated in the Plan during such Plan year made an irrevocable election to terminate participation in the Plan in exchange for cash awards pursuant to a cash compensation plan implemented in connection with the Merger. In February 1996, $181,019 was distributed to key executives of the Company representing their contributions to the Plan for the 1996 Plan year.

On June 1, 1995, for the Plan year ended May 31, 1995, the Plan purchased 337,719 shares of Company common stock at $14.98 per share and 50,434 shares at $18.06 per share, for a total purchase price of $5,969,869.

On June 1, 1994, for the Plan year ended May 31, 1994, the Plan purchased 309,627 shares of Company common stock at $10.20 per share, for a total purchase price of $3,158,195.

5.  FEDERAL INCOME TAX STATUS
    -------------------------

Under Section 423(a) of the Code, the transfer of a share of stock to an employee pursuant to the Plan will generally be entitled to the benefits of
Section 421(a) of the Code. Under that Section, participants in the Plan are not required to recognize income at the time the option to purchase is granted or at the time the option to purchase is exercised. Provided that certain holding period requirements are met, the employee's gain on sale will be taxed as ordinary income to the extent the fair market value on the date of exercise is greater than the Purchase Price. Any additional gain is taxed as long-term capital gain. If the fair market value on the date of sale is less than the Purchase Price, this loss will be treated as a long-term capital loss.

If the holding period requirements are not met, any gain or loss realized upon the sale of the stock is treated as ordinary income or loss to the employee.

Consummation of the Merger may result in taxable ordinary income to Plan participants with respect to shares issued to them under the Plan. Participants will be notified as to the amount of income includable in their forms W-2 for the 1996 tax year.