Form 10-Q/A
period 1995-11-18
REVCO D S INC
filed 1996-05-01
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                 FORM 10-Q/A-1



                    QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED NOVEMBER 18, 1995


                         COMMISSION FILE NUMBER 1-5025


                                REVCO D.S., INC.
- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     DELAWARE                                         34-1527876
- - -------------------------------                   ------------------
(STATE OR OTHER JURISDICTION OF                     I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


1925 ENTERPRISE PARKWAY, TWINSBURG, OHIO                                44087
- - --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

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
YES     X       NO
     ----------   ---------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES     X       NO
     ----------   ---------

AS OF  DECEMBER 7, 1995 THERE WERE 67,287,593 SHARES OF COMMON STOCK
OUTSTANDING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  27  -  Financial Data Schedule

                  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended November 18, 1995, as filed with the Commission on December 21, 1995, for the sole purpose of replacing the previously filed financial data schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REVCO D.S., INC.  (Registrant)



Dated:  May 1, 1996                     By: /s/ Brian P. Carney
                                           ---------------------------------
                                            Brian P. Carney
                                            Vice President and Controller