Form 10-K405
period 1996-06-01
REVCO D S INC
filed 1996-08-29
CIK 83496

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 1, 1996             Commission File Number 1-5025

                                REVCO D.S., INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              34-1527876
(State of incorporation)                     I.R.S. Employer Identification No.)

1925 ENTERPRISE PARKWAY
TWINSBURG, OHIO                                                            44087
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 216/425-9811

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Common Stock, par value $.01 per share (New York Stock Exchange)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.                                          Yes X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                            /X/

The aggregate market value of voting stock held by non-affiliates of the Registrant as of August 19, 1996 was $1,246,995,169 (based on total shares outstanding reduced by the number of shares held by directors and officers, at the last sale price as reported on the New York Stock Exchange Composite Tape on August 19, 1996).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                               Yes X      No ___

The following documents are incorporated herein by reference: the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996 (into Part II of this report); and the Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders (into Part III of this report).

As of August 19, 1996, there were 68,561,049 shares of Common Stock outstanding.

                                REVCO D.S., INC.

                             FORM 10-K ANNUAL REPORT

                         Fiscal Year Ended June 1, 1996


PART I:                                                                                                       Page:
Item 1            Business........................................................................................1
Item 2            Properties......................................................................................5
Item 3            Legal Proceedings...............................................................................7
Item 4            Submission of Matters to a Vote of Security Holders.............................................7


PART II:

Item 5            Market for Registrant's Common Equity and
                  Related Stockholder Matters....................................................................13
Item 6            Selected Financial Data........................................................................13
Item 7            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................13
Item 8            Financial Statements and Supplementary Data....................................................13
Item 9            Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................................13


PART III:

Item 10           Directors and Executive Officers of the Registrant.............................................14
Item 11           Executive Compensation.........................................................................14
Item 12           Security Ownership of Certain Beneficial Owners and Management.................................14
Item 13           Certain Relationships and Related Transactions.................................................14


PART IV:

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................14


                                     PART I

Item 1.    Business
           --------
(a)        General
           -------
           Revco D.S., Inc., a corporation organized under Delaware law ("Revco" or the "Company"), operates the second largest, in store count, and third largest, in sales volume, retail drugstore chain in the United States. As of June 1, 1996, the Company operated 2,184 stores, averaging approximately 9,000 square feet per store in size, in fourteen contiguous Midwestern, Eastern and Southeastern states, and employed over 32,000 employees. The Company's stores are high-quality, health-oriented neighborhood pharmacies offering pharmaceuticals and related merchandise. Revco competes primarily on the basis of convenient store locations, competitive pricing, and an orientation toward its pharmacy operations designed to provide a high level of customer service and product information. The stores typically feature prescription and over-the-counter ("OTC") drugs, health and beauty aids, toiletries, vitamins, cosmetics and sundries, and a broad line of consumer products.

           The Company's principal executive offices are located at 1925 Enterprise Parkway, Twinsburg, Ohio 44087. The Company's operations are highly centralized, with purchasing, pricing, advertising, merchandising, accounting and supervisory activities directed from the corporate headquarters. The Company purchases substantially all of its merchandise either directly from manufacturers or from wholesalers under various types of purchase arrangements.

           The following is a breakdown by state of the locations of the 2,184 Company operated stores:


                    Georgia           181   North Carolina         301
                    Illinois           69   Ohio                   374
                    Indiana           301   Pennsylvania           111
                    Kentucky           65   South Carolina         182
                    Maryland           49   Tennessee              121
                    New Jersey         24   Virginia               233
                    New York          115   West Virginia           58

           The following is the approximate percentage of sales by principal category for the five most recent fiscal years:



                                                                   Fiscal Year Ended
                                                                   -----------------
                     Category                1996          1995          1994          1993          1992
                     --------                ----          ----          ----          ----          ----

           OTC(1)                            41.9 %        43.7%         46.7%         49.8%         53.0%
           Prescription                      58.1          56.3          53.3          50.2          47.0
                                          ============  ============  ============  ============  ============
           Total retail sales               100.0%        100.0%        100.0%        100.0%        100.0%
                                          ============  ============  ============  ============  ============

           ---------------
           (1) Includes sales of non-prescription drugs, health and beauty aids, toiletries, vitamins, cosmetics and sundries and general merchandise.

           The following table summarizes the change in the drugstore chain from June 2, 1991 to June 1, 1996, the end of the Company's most recently completed fiscal year.


                             Number of Stores                                             Gross Retail Footage
                             ----------------                                             --------------------
                  Beginning                                                               Period-
                      of                                                      End of        End           %
    Period          Period      Opened     Acquired     Closed      Sold      Period      (000's)      Increase
    ------          ------      ------     --------     ------      ----      ------      -------     ----------
Fiscal 1992         1,125          16         32            27          3     1,143        9,682          3
Fiscal 1993         1,143          18         38             8          1     1,190       10,020          3
Fiscal 1994         1,190          42         43            23          4     1,248       10,545          5
Fiscal 1995         1,248          75         822*          27         --     2,118       18,801         78
Fiscal 1996         2,118          85         16            35         --     2,184       19,655          5


*        Includes 801 stores acquired as part of the Hook-SupeRx., Inc. acquisition.


(b)        Acquisition of HSI by Revco
           ---------------------------
           On July 15, 1994, the Company consummated its acquisition of Hook-SupeRx, Inc. ("HSI"). The HSI acquisition is further described in the Company's Annual Report to Stockholders for the fiscal year ended June 1, 1996, including the financial statements and notes included therein, a copy of which is included as Exhibit 13.1 to this Report.

(c)        Business Strategy
           -----------------
           Management is committed to enhancing its market share and profitability by pursuing a number of strategies including: (i) aggressive marketing efforts with respect to its managed care business, (ii) improved market penetration through new store openings and strategic acquisitions within its current markets, (iii) continued utilization of its advanced management information systems to modify the product mix, pricing and promotional activities, and
           (iv) the expanded provision of patient counseling for prescription drugs. The Company's business strategy was developed by analyzing the industry and its trends, the Company's markets and their potential, and the desires of the consumer determined through extensive consumer research.

           Pharmacy Sales/Managed Care

           Based upon demographic changes (the "graying of America"), new drug introductions, an increased trend toward preventive medication, increased pressure to provide health benefits to all employees, and a continuing inflation factor, prescription drug sales will provide the most significant growth opportunities for the future. Within that category, the most rapidly growing segment is managed care or third party business. Managed care business involves the collection of the majority of the cost of the drug from someone other than the customer (i.e., an HMO, a PPO, an insurance company, employer, or state agency). Revco has designed and implemented chain-wide an on-line interactive pharmacy computer system called "Prescription Access Link" ("PAL"). Revco's PAL system is one of the first systems of its kind to be implemented in the retail drugstore industry. PAL was designed to efficiently handle the dispensing of drugs and appropriate billing to third-party payors. PAL checks for drug interaction and drug overlap, maintains patient profile information and is an on-line system so that every pharmacist within the chain, regardless of location, can access any Revco patient's information instantaneously. PAL enhances customer service and counseling of patients by pharmacists through, among other features, a personalized patient advisory leaflet describing each drug at the time it is dispensed. Additional benefits of PAL include on-line adjudication of managed care prescriptions, paperless claim filing for managed care programs, and drug utilization review reports. The Company believes PAL is a significant marketing tool.

           OTC Sales

           OTC encompasses all products sold within the store other than prescription drugs. Revco competes through product breadth, assortment, and convenience of store location. Using the information made available by the Company's point-of-sale ("POS") scanning cash registers, the Company is able to determine what products are being sold through each of its 2,184 outlets. With that information, adjustments can be made to product mix, product pricing, promotional efforts, shelf allocation, purchasing, and distribution. The Company is constantly developing new ways to utilize this POS information to improve sales and profits.

           New Stores and Remodels

           The Company intends to expand its existing store base through new store development and strategic acquisitions. Acquisition candidates would include either independent drugstore operators or stores currently operated by other chains that have decided to exit a store or market. These acquisitions could take the form of either the purchase of the store operation to be converted to a Revco store or the purchase of only the pharmacy inventory and prescription files to be transferred into a nearby existing Revco location. In addition to new stores and acquisitions, Revco refreshes its existing store base through a remodeling program.

           During fiscal 1996, the Company reinvested $110.7 million in its operations, of which $61.0 million represented the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During fiscal 1996, the Company opened 85 new stores and relocated 54 stores. The Company spent $13.4 million to upgrade POS registers with improved technology in existing core Revco drugstores. An additional $16.4 million was spent on the HSI store base during fiscal 1996 to install anti-theft detection systems in all of the remaining HSI stores and to continue remodeling the HSI stores to Revco's store design and decor package. During fiscal 1996, the Company completed the remodeling of 149 acquired HSI stores, bringing the total number of former HSI stores remodeled since the HSI acquisition to 304 stores. Finally, the Company invested $16.0 million in its distribution centers to expand and upgrade its facilities.

           During fiscal 1995, the Company reinvested $138.4 million in its operations, $38.4 million of which represented the capitalizable costs of installing Revco's PAL, POS scanning and distribution systems in the retained HSI operations. An additional $32.1 million was spent on the HSI store base during fiscal 1995 to remodel the HSI stores. During fiscal 1995, the Company completed the remodeling of 155 HSI stores. In addition to the HSI stores, the Company reinvested $67.9 million in its core Revco business, the majority of which was used to expand and upgrade the Revco store base. In addition to other store improvements, the Company opened 75 new stores and relocated 37 stores.

           During fiscal 1994, the Company reinvested $36.0 million in its operations to, among other improvements, expand and upgrade the Company's store base. During fiscal 1994, the Company opened or acquired 85 stores and relocated 29 stores.

           During fiscal 1997, the Company intends to open 60 new stores and relocate 60 existing stores. More than 70% of these store projects will be the Company's larger, freestanding units. The Company also intends to continue its remodeling program in the HSI stores, with 150 store projects planned for fiscal 1997. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Company's revolving credit facility and cash generated internally.

           Merchandising/Pricing/Advertising

           Revco has established a merchandise mix of products typically found in a traditional retail drugstore. Three pricing strategies are used for the Company's OTC products: everyday low pricing (the product is offered at a consistent low price); value pricing (products are offered at low everyday prices and occasionally on ad at lower prices); and promotional pricing (products are promoted at significant discounts from their regular prices). Products are advertised in weekly circulars. Prescriptions are priced aggressively with up to ten possible price zones within a market. Revco's philosophy is that it will not lose a prescription customer based on price. The pharmacy is advertised on television and radio with particular emphasis on PAL and the PAL leaflet.

(d)        Competition
           -----------
           The retail drugstore business is highly competitive. The Company experiences active competition not only from independent and other chain drugstores, but also from health maintenance organizations, hospitals, mail order organizations, supermarkets, discount drugstores and discount general merchandisers. Among major drug chains, some competitors have greater financial resources than the Company and have used such resources, in some instances, to improve their competitive position through modernized store systems, aggressive remodeling, new store openings and acquisitions. The deep discount drug segment has experienced significant growth over the past several years as drug chains, food, discount and specialty retailers have entered the business. Major retail companies now operate deep discount drugstores in the most competitive retailing markets. So-called "combo" stores, which consist of grocery, drugstore and several other operations under the same roof, have also experienced significant growth over the past several years as consumers have become more attracted to one-stop shopping. Retail mass merchandisers with prescription departments have also grown in popularity. The Company believes, based on publicly available information, that, as of June 1, 1996, it ranked second on a store-count basis and third on an annual sales-volume basis among chain drugstores.

Item 2.    Properties
           ----------
           Company Leased
           --------------
           In general, most stores are located within shopping centers in leased premises ranging in size from less than 2,000 to more than 25,000 gross square feet, with a typical drugstore location averaging approximately 9,000 square feet. New store locations are larger than the chain average, averaging approximately 10,400 square feet due to new store development being concentrated in free-standing prototypes in either 10,700 or 12,600 square foot configurations.

           The equipment, furniture, fixtures and signs in the leased premises are owned or leased by the Company and its subsidiaries and are considered by the Company to be well-maintained and in good operating condition. Virtually all inventory in the stores and distribution centers is owned by the Company and is considered by the Company to be in good condition.

           The Company leases a 227,000 square foot distribution center located in Pittsburgh, Pennsylvania, which the Company closed in June 1996. The term of the lease expires on April 30, 1997.

           Company Owned
           -------------
           The following table reflects, as of June 1, 1996, the location, character and size of principal real properties owned by the Company and its subsidiaries.

                  Location                                Approximate Size and Description
                  --------                                --------------------------------
           Distribution Centers
           --------------------
           Knoxville, Tennessee                273,000 sq. ft. distribution center situated on an 18.5 acre site
           Aiken County, South Carolina        272,000 sq. ft. distribution center situated on a 30.0 acre site
           Henderson, North Carolina           218,000 sq. ft. distribution center situated on a 9.9 acre site
           Somerset, Pennsylvania              361,000 sq. ft. distribution center situated on a 30.5 acre site
           Indianapolis, Indiana               912,600 sq. ft. distribution center situated on a 34.2 acre site

           Executive Offices and Land.
           --------------------------
           Twinsburg, Ohio                  173,000 sq. ft. corporate headquarters building on a 13.1 acre site
           Twinsburg, Ohio                  20.0 acres of vacant land
           Waxahachie, Texas                52.0 acres of vacant land

           STORES. The Company owns the real estate and facilities housing 30 of its retail stores.

           Other
           -----

           As a result of the HSI acquisition, the Company also owns and leases additional administrative office and distribution center properties in Cincinnati, Ohio and Pawtucket, Rhode Island that are not materially important physical properties of the Company and its subsidiaries.

Item 3.    Legal Proceedings
           -----------------
           In addition to being involved from time to time in the assertion of claims and in litigation incidental to the normal course of business, two of the Company's wholly-owned subsidiaries are defendants in lawsuits in connection with various claims of injuries resulting from the consumption of L-Tryptophan which was claimed to have been sold by the defendants. The lawsuits are further described on Exhibit
            99.1.

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

           On August 21, 1996, the parties to the previously reported purported class action entitled SILVERT V. REVCO D.S., INC. ET AL., which related to the proposed merger with Rite Aid Corporation, filed a stipulation of dismissal with the Delaware Court of Chancery.

           Management is of the opinion that although the ultimate resolution of such litigation cannot be forecast with certainty, final disposition of this and other litigation should not materially affect the consolidated financial position of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           Not applicable.

Executive Officers of the Registrant
- ------------------------------------

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K). Listed below are the names and ages of all executive officers of the Company as of August 23, 1996. Each executive officer will serve until his successor is selected by the Board of Directors or until his earlier resignation or removal. There are no family relationships among these officers.

Name                      Position                                               Age
- ----                      --------                                               ---
D. Dwayne Hoven           President and Chief Executive Officer, and a Director  54
Carl A. Bellini           Executive Vice President and Chief Operating Officer,  62
                             and a Director
James P. Mastrian         Executive Vice President, Marketing                    53
Clarence D. Nichols       Executive Vice President, Stores and Real Estate       49
Brian P. Carney           Senior Vice President, Finance                         35
Douglas W. Coffey         Senior Vice President, Human Resources                 55
Wilson A. Lester, Jr.     Senior Vice President, Logistics                       44
William D. Russell        Senior Vice President, Real Estate                     49
Bruce E. Schwallie        Senior Vice President, Marketing                       41
Jack A. Staph             Senior Vice President, Secretary and General Counsel   51
George T. Watt            Senior Vice President, Managed Care                    52
Dante R. Barone           Vice President, Pharmacy Marketing                     52
Charles W. Breckenridge   Vice President, Control Support Services               54
Richard M. Mergo          Vice President, Store Operations                       51
Carl E. Palmiter          Vice President, Advertising                            43
Robert T. Raaf            Vice President, Taxes                                  50
Jay E. Ross               Vice President, Merchandising                          44
Robert A. Tamplin         Vice President, Store Operations                       49
Robert I. Thompson        Vice President, Pharmacy Operations                    43
Hanley H. Wheeler, III    Vice President, Store Operations                       37
Joseph E. Williams        Vice President, Controller                             41
Paul N. Harris            Assistant Secretary                                    38
Gregory G. Wilson         Assistant Controller                                   47

         D. Dwayne Hoven was elected Chief Executive Officer of the Company effective August 1993 and was elected President of the Company in July 1992. From July 1992 to August 1993, Mr. Hoven served as Chief Operating Officer of the Company. From December 1991 to July 1992, Mr. Hoven served as Executive Vice President, Marketing and Stores for the Company. From June 1992 to July 1992, Mr. Hoven served as a member of the interim office of the President of the Company. From July 1989 to December 1991, Mr. Hoven served as Executive Vice President of Stores for the Company. From January 1988 to June 1989, Mr. Hoven served as Senior Vice President of Distribution for the Company. Mr. Hoven is also a director of OfficeMax, Inc. Mr. Hoven was selected, effective August 27, 1992, by the Board of Directors to become a member of the Board to fill a vacancy.

         Carl A. Bellini was elected Executive Vice President and Chief Operating Officer of the Company on October 13, 1993. From August 18, 1992 to October 13, 1993, Mr. Bellini served as Executive Vice President of Marketing and Stores. From approximately December 1991 to April 1992, Mr. Bellini served as Acting Chief Operating Officer of Standard Brands Paint Co., which filed a bankruptcy proceeding in March 1992 and emerged from bankruptcy during 1993. From June 1989 until June 1991, Mr. Bellini served as President and Chief Operating Officer of Erol's, Inc., a video and electronics chain based in Washington, D.C. From December 1987 to June 1989, Mr. Bellini served as Executive Vice President of Store Operations for the Company. Mr. Bellini was selected, effective August 1, 1994, by the Board of Directors to become a member of the Board to fill a vacancy.

         James P. Mastrian was elected Executive Vice President, Marketing of the Company in July 1994. From June 1992 to July 1994, Mr. Mastrian served as Senior Vice President, Marketing. From September 1990 to June 1992, Mr. Mastrian served as Vice President and General Manager, Marketing of the Company. From March 1990 to September 1990, Mr. Mastrian served as Executive Vice President of Milo Corp., a wholesaler and retailer of professional beauty and barber products. From October 1989 to March 1990, Mr. Mastrian was President and Chief Operating Officer of SuperX Drug Company of Arizona. From July 1987 to October 1989, Mr. Mastrian was Senior Vice President, Merchandising and Marketing for the Sherwin-Williams Company Paint Stores Group. Before July 1987, Mr. Mastrian was employed by Gray Drug Fair, a division of Sherwin-Williams Company, and served as President and General Manager of Gray Drug Fair from prior to June 1986 to July 1987.

         Clarence D. Nichols was elected Executive Vice President, Stores and Real Estate, in July 1996. From June 1992 to July 1996, Mr. Nichols served as Senior Vice President, Store Operations. From November 1987 to June 1992, Mr. Nichols served as Regional Vice President for the Company's southern region. From August 1986 to November 1987, Mr. Nichols served as a regional merchandise manager for the Company.

         Brian P. Carney was elected Senior Vice President, Finance in May 1996. From June 1992 to May 1996, Mr. Carney served as Vice President and Controller of the Company. From October 1989 to June 1992, Mr. Carney served as the Company's director of general accounting. Prior to October 1989, Mr. Carney was a manager with the public accounting firm of Arthur Andersen & Co. (now known as Arthur Andersen LLP).

         Douglas W. Coffey was elected Senior Vice President, Human Resources of the Company in July 1993. For five years prior to July 1993, Mr. Coffey served as Senior Vice President of Human Resources at Burdine's Department Stores, a division of Federated Department Stores.

        Wilson A. Lester, Jr. was elected Senior Vice President, Logistics for the Company in May 1996. From August 1995 to May 1996, Mr. Lester served as Vice President, Distribution and Transportation. From December 1993 to August 1995, Mr. Lester served as Senior Vice President of Logistics of Fabri-Centers of America, Inc. From June 1990 to December 1993, Mr. Lester served as Senior Vice President of Distribution for Phar-Mor, Inc.

         William D. Russell was elected Senior Vice President, Real Estate in July 1996. From March 1996 to July 1996, Mr. Russell served as Senior Vice President of Development at The Sembler Co., in St. Petersburg, Florida. From prior to July 1991 to March 1996, Mr. Russell served as Vice President of Real Estate for Montgomery Ward.

         Bruce E. Schwallie was elected Senior Vice President, Marketing in May 1996. From March 1995 to May 1996, Mr. Schwallie served as Vice President, Marketing. From February 1991 until March 1995, Mr. Schwallie served in various capacities within the Company's marketing department, most recently as divisional merchandise manager. From September 1990 until January 1991, Mr. Schwallie was employed by RDS Acquisition Corp. in Phoenix, Arizona, where he served as director of merchandising.

         Jack A. Staph has been the Company's Senior Vice President, Secretary and General Counsel since December 1986 and served as a member of the interim office of the President of the Company from June 1992 to July 1992. Mr. Staph had been continuously employed as a member of the Company's in-house legal staff for more than ten years prior to June 1986.

         George T. Watt was elected Senior Vice President, Managed Care in
May 1996. From August 1995 to May 1996, Mr. Watt served as Vice President, Managed Care. Mr. Watt served as a Vice President of the Company from August 1994 until August 1995. From November 1986 until August 1994, Mr. Watt was employed by Thrift Drug Corporation, where he served as Vice President of Sales and Client Service for Thrift Drug's subsidiary, TDI Managed Care Services, Inc.

         Dante R. Barone was elected Vice President, Pharmacy Marketing of the Company in May 1989. From March 1988 to May 1989, Mr. Barone served as divisional Vice President of Pharmacy Marketing for the Company. From prior to June 1986 to March 1988, Mr. Barone was a senior buyer for Walgreen Drug Co., a drugstore chain with retail store locations throughout the United States.

         Charles W. Breckenridge was elected Vice President, Control Support Services of the Company in June 1992. Mr. Breckenridge served as the Company's director of internal audit from August 1989 to June 1992. From February 1986 to August 1989, Mr. Breckenridge served as director of business investigation services at the public accounting firm of Coopers & Lybrand.

         Richard M. Mergo was elected Vice President, Store Operations of the Company in March 1995. Mr. Mergo served as a regional vice president for the Company from 1986 to March 1995.

         Carl E. Palmiter was elected Vice President, Advertising of the Company in July 1996. From July 1994 to June 1996, Mr. Palmiter served as Director of Advertising of the Company. From prior to 1991 to July 1994, Mr. Palmiter was employed by Hook-SupeRx, Inc. ("HSI"), where he served as assistant vice president of advertising at the time of the Company's acquisition of HSI.

         Robert T. Raaf assumed duties as Vice President, Taxes of the Company in July 1994. From July 1993 to July 1994, Mr. Raaf served as Vice President and Treasurer. From September 1989 to July 1993, Mr. Raaf was Vice President, Tax of the Company. For more than three years prior to September 1989, Mr. Raaf was a tax partner with the public accounting firm of Arthur Andersen & Co. (now known as Arthur Andersen LLP).

         Jay E. Ross was elected Vice President, Merchandising of the Company in March 1995. Mr. Ross has been continuously employed by the Company since 1969, most recently as director of merchandising.

         Robert A. Tamplin was elected Vice President, Store Operations of the Company in March 1995. Mr. Tamplin has been continuously employed by the Company for more than 25 years, most recently as a regional vice president.

         Robert I. Thompson was elected Vice President, Professional Operations of the Company in August 1995, and currently is responsible for the Company's pharmacy operations under the title Vice President, Pharmacy Operations.
Mr. Thompson has been continuously employed by the Company since 1978, most recently as regional director of pharmacy operations.

        Hanley H. Wheeler, III was elected Vice President, Store Operations of the Company in August 1995. Mr. Wheeler has been continuously employed by the Company since 1981, most recently as regional director of operations.

         Joseph E. Williams was elected Vice President, Controller of the Company in July 1996. From October 1992 to June 1996, Mr. Williams served as controller for The Limited Stores, Inc. From prior to 1991 to July 1992,
Mr. Williams served as Senior Vice President and Controller for Fabri-Centers of America, Inc.

         Paul N. Harris was elected Assistant Secretary of the Company in July 1993. From prior to May 1989 to July 1993, Mr. Harris served as senior counsel for the Company.

         Gregory G. Wilson was elected Assistant Controller of the Company in June 1992. From February 1988 to June 1992, Mr. Wilson served as director of financial planning and analysis for the Company, and from prior to June 1986 to February 1988, he served as director of investor relations for the Company.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

           As of August 19, 1996, there were 6,514 record holders of the Company's outstanding Common Stock. The other information required by this item is set forth under the heading "Financial Highlights" on page 1 of the Company's Annual Report to Stockholders for the fiscal year ended June 1, 1996, which disclosures are incorporated in this report by reference.

Item 6.    Selected Financial Data
           -----------------------

           The information required by this item is set forth under the heading "Selected Financial Data" on page 39 of the Company's Annual Report to Stockholders for the fiscal year ended June 1, 1996, which disclosures are incorporated in this report by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and
           ----------------------------------------------------------------
           Results of Operations
           ---------------------

           The information required by this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 22 of the Company's
           Annual Report to Stockholders for the fiscal year ended June 1, 1996, which disclosures are incorporated in this report by reference.

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

           The information required by this item is set forth under the headings "Consolidated Statements of Income", "Consolidated Balance Sheets", "Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" on pages 23 through 38 of the Company's Annual Report to Stockholders for the fiscal year ended June 1, 1996, which disclosures are incorporated in this report by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------

           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------
           The information as to executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant". The information regarding directors is set forth under the caption "The Board of Directors" on pages 1 through 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 1996, which disclosures are incorporated in this report by reference.

Item 11.   Executive Compensation
           ----------------------
           The information required by this item is set forth on pages 11 through 20 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 1996 under the caption "Executive Compensation", which disclosures are incorporated in this report by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------
           The information required by this item is set forth on pages 8 through 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 1996 under the caption "Security Ownership of Certain Persons", which disclosures are incorporated in this report by reference.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------
           The information required by this item is set forth on page 6 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 24, 1996 under the caption "Certain Relationships and Related Transactions", which disclosures are incorporated in this report by reference.



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           ---------------------------------------------------------------
(a)        Documents filed as part of this report:

           1. Financial Statements: The audited consolidated balance sheets of the Registrant and subsidiaries as of June 1, 1996 and June 3, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows of the Registrant and subsidiaries for the three fiscal years ended June 1, 1996, are set forth on pages 23 through 38 of the Registrant's Annual Report to Stockholders for the fiscal year ended June 1, 1996, which statements are incorporated in this report by reference.

           2.         Financial Statement Schedules: None.

           3.         Exhibits:

                                  EXHIBIT INDEX

         Exhibit                                                                                            Page
         Number                                 Exhibit Description                                       Number
         ------                                 -------------------                                       ------
         2.1      -Plan of Reorganization (incorporated by reference to Exhibit                           --
                  2.1 to the Company's Registration Statement on Form 10 dated
                  April 2, 1992)

         2.2      -April 16, 1992 Modification to Plan of Reorganization                                  --
                  (incorporated by reference to Exhibit 2.2 to the Company's
                  Registration Statement on Form 10, as amended, dated
                  May 19, 1992)

         2.3      -Agreement and Plan of Merger between the Registrant, HSX                               --
                  Acquisition Corp. and HSI dated as of March 31, 1994
                  (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Registration Statement on Form S-3, dated May 6, 1994
                  (Registration No. 33-78588))

         3.1      -Amended and Restated Certificate of Incorporation                                      --
                  (incorporated by reference to Exhibit 3.1 to the Company's
                  Form 10-K for the year ended May 30, 1992)

         3.2      -Certificate of Amendment of Amended and Restated Certificate                           --
                  of Incorporation (incorporated by reference to Exhibit 3.2 to the
                  Company's Form 10-K for the year ended May 28, 1994)

         3.3      -Amended and Restated By-Laws (incorporated by reference                                --
                  to Exhibit 3.2 to the Company's Form 10-K for the year ended
                  May 30, 1992)

         4.1      -Stockholder's Agreement (incorporated by reference to Exhibit                          --
                  4.1 to the Company's Form 10-K for the year ended
                  May 30, 1992)

            4.2      -Specimen of Common Stock Certificate (incorporated by                                  --
                     reference to Exhibit 4.6 to the Company's Form 10-K for
                     the year ended May 30, 1992)

            4.3      -Registration Rights Agreement between the Company and                                  --
                     Zell/Chilmark Fund, L.P. (incorporated by reference to Exhibit
                     4.8 to the Company's Form 10-K for the year ended May 30, 1992)

            4.4      -Registration Rights Agreement between the Company and                                  --
                     Magten Asset Management Corporation dated January 20, 1993
                     (incorporated by reference to Exhibit 4.4 to the Company's
                     Registration Statement on Form S-1 dated April 23,
                     1993 (Reg. No. 33-51930))

            4.5      -Senior Note Indenture and Specimen of Senior Note                                      --
                     (incorporated by reference to Exhibit 4.5 to the Company's
                     Registration Statement on Form S-1 dated April 23, 1993
                     (Reg. No. 33-51930))

            4.6      -First Amendment to the Senior Note Indenture, dated as of April                        --
                     20, 1994, between the Company and First Fidelity Bank,
                     National Association (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 dated
                     May 6, 1994 (Commission File No. 33-78588))

            4.7      -HSI Senior Note Indenture relating to its 10-1/8% Senior Notes                         --
                     due 2002 (incorporated by reference to Exhibit 4.3 to the Company and
                     HSI's Registration Statement on Form S-4 dated September 9, 1994
                     (Reg. No. 33-83806))

            4.8      -Form of First Amendment to the HSI Senior Note Indenture                               --
                     (incorporated by reference to Exhibit 4.4 to the Company and
                     HSI's Registration Statement on Form S-4 dated October 7, 1994
                     (Reg. No. 33-83806))

           10.1      -Forms of Employment Agreement between Revco D.S., Inc.
                     and certain executive officers.

           10.2      -The 1992 Long-Term Incentive Plan of Revco D.S., Inc.                                  --
                     (incorporated by reference to Exhibit 10.8 to the Company's
                     Form 10-K for the year ended May 30, 1992)


           10.3      -Amendment No. 1 to the 1992 Long-Term Incentive Plan of                                --
                     Revco D.S., Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 dated
                     May 1, 1995 (Registration No. 33-91774))

           10.4      -The 1992 Non-Employee Directors' Stock Option Plan of                                  --
                     Revco D.S., Inc. (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended May 30, 1992)

           10.5      -Amendment No. 1 to the 1992 Non-Employee Directors' Stock                              --
                     Option Plan of Revco D.S., Inc. (incorporated by reference to
                     Exhibit 4.7 to the Company's Registration Statement on Form S-8
                     dated May 1, 1995 (Registration No. 33-91774))

           10.6      -Amendment No. 2 to the 1992 Non-Employee Directors' Stock                              --
                     Option Plan of Revco D.S., Inc. (incorporated by reference to
                     Exhibit 4.8 to the Company's Registration Statement on Form
                     S-8 dated May 1, 1995 (Registration No. 33-91774))

           10.7 -Form of Split Dollar Agreement between the Company and each of its executive officers

           10.8      -Revco D.S., Inc. Supplemental Retirement and Survivor Benefit                          --
                     Plan (incorporated by reference to Exhibit 10.11 to the
                     Company's Registration Statement on Form S-1 dated
                     September 14, 1992 (Reg. No. 33-51930))

           10.9      -Amended and Restated Credit Agreement (incorporated by                                 --
                     reference to Exhibit 10.10 to the Company's Form 10-K for
                     the year ended June 3, 1995)

          10.10      -Description of  Modified Economic Value Added-Based
                     Incentive Plan

          13.1       -1996 Annual Report to Stockholders

          21.1       -Subsidiaries of Revco

          23.1 -Consent of Arthur Andersen LLP, independent public accountants

          23.2 -Consent of Arthur Andersen LLP, independent public accountants, with respect to Registration Statement
                     Nos. 33-54592, 33-67816 and 33-91774

         27        -Financial Data Schedule

         99.1      -Certain Pending Litigation (Part I)

 (b)     Reports on Form 8-K
         -------------------
         On April 26, 1996, the Registrant filed a Current Report on Form 8-K with the Commission reporting, under item 5, Rite Aid Corporation's withdrawal of its previously announced tender offer to purchase 50.1 percent of the Company's outstanding shares of Common Stock, and the related termination of the Merger Agreement pursuant to which the tender offer was made.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REVCO D.S., INC.
                                         (Registrant)


Date:  August 23, 1996                   By: /s/ JACK A. STAPH
                                         ---------------------------
                                         Jack A. Staph,
                                         Senior Vice President,
                                         Secretary and General Counsel

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Signature                                       Title                                 Date
 ---------                                       -----                                 ----
/s/ D. DWAYNE HOVEN                        President and Chief Executive Officer    August 23, 1996
- ------------------------                   and a Director
D. Dwayne Hoven

/s/ BRIAN P. CARNEY                        Senior Vice President, Finance           August 23, 1996
- ------------------------
Brian P. Carney

/s/ JOSEPH  WILLIAMS                       Vice President and Controller            August 23, 1996
- ------------------------
Joseph Williams

/s/ CARL A. BELLINI                        Executive Vice President and Chief       August 23, 1996
- ------------------------                   Operating Officer and a Director
Carl A. Bellini

/s/ LIVIO M. BORGHESE                      Director                                 August 23, 1996
- ------------------------
Livio M. Borghese

/s/ ROD F. DAMMEYER                        Director                                 August 23, 1995
- ------------------------
Rod F. Dammeyer

/s/ TALTON R. EMBRY                        Co-Chairman of the Board                 August 23, 1996
- ------------------------                   and a Director
Talton R. Embry

/s/ BEN EVANS                              Director                                 August 23, 1996
- ------------------------
Ben Evans

/s/ JOHN V. GUTTAG                         Director                                 August 23, 1996
- ------------------------
John V. Guttag

/s/ WALTER B. REINHOLD                     Director                                 August 23, 1996
- ------------------------
Walter B. Reinhold

/s/ SHELI Z. ROSENBERG                     Director                                 August 23, 1996
- ------------------------
Sheli Z. Rosenberg

/s/ DAVID M. SCHULTE                       Director                                 August 23, 1996
- ------------------------
David M. Schulte

/s/ THOMAS O. THORSEN                      Director                                 August 23, 1996
- ------------------------
Thomas O. Thorsen

/s/ SAMUEL ZELL                            Co-Chairman of the Board                 August 23, 1996
- ------------------------                   and a Director
Samuel Zell
