Form 10-Q
period 1996-08-24
REVCO D S INC
filed 1996-10-08
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 24, 1996

                         COMMISSION FILE NUMBER 1-5025

                                REVCO D.S., INC.
                                ----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                            34-1527876
            --------                                            ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

1925 ENTERPRISE PARKWAY, TWINSBURG, OHIO                               44087
----------------------------------------                               -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

                                 (216) 425-9811
                                 --------------
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

AS OF OCTOBER 4, 1996, THERE WERE 68,669,342 SHARES OF COMMON STOCK
OUTSTANDING.

                                REVCO D.S., INC.

                                     INDEX

                                                                           Page No.
PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements
                    Condensed Consolidated Balance Sheets -
                      August 24, 1996 and June 1, 1996                        3
                    Condensed Consolidated Statements of Income -
                      Twelve Weeks Ended August 24, 1996
                      and August 26, 1995                                     4
                    Condensed Consolidated Statements of Cash Flows -
                      Twelve Weeks Ended August 24, 1996
                      and August 26, 1995                                     5
                    Notes to Condensed Consolidated Financial Statements      6

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations             8


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                          11

    Item 2.       Changes in Securities                                      11

    Item 3.       Defaults upon Senior Securities                            11

    Item 4.       Submission of Matters to a Vote of Security Holders        11

    Item 5.       Other Information                                          11

    Item 6.       Exhibits and Reports on Form 8-K                           12

    Signatures

                       REVCO D.S., INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                       (UNAUDITED)
                                                                        AUGUST 24,             JUNE 1,
         ASSETS                                                            1996                 1996
         ------                                                         ----------            -------
Current assets:

     Cash, including temporary cash investments                        $    5.5               $    8.4
     Accounts receivable, net                                             145.8                  120.6
     Inventories                                                          972.7                  968.4
     Prepaid expenses                                                      24.7                   19.4
                                                                       --------               --------

         Total current assets                                           1,148.7                1,116.8

Property, equipment and leasehold improvements, net                       312.6                  320.1
Leasehold interests, net                                                   48.1                   51.3
Goodwill, net                                                             365.0                  367.2
Reorganization value in excess of amounts
     allocable to identifiable assets, net                                195.7                  205.0
Net deferred tax asset                                                     13.6                   13.6
Other assets                                                               67.5                   59.5
                                                                       --------               --------

                                                                       $2,151.2               $2,133.5
                                                                       ========               ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:

     Bank debit balances                                               $   19.2               $   52.5
     Accounts payable                                                     375.1                  335.7
     Accrued liabilities                                                  303.2                  315.3
                                                                       --------               --------

         Total current liabilities                                        697.5                  703.5

Long-term debt                                                            533.1                  514.9
Long-term liabilities                                                      46.4                   46.5

Stockholders' equity:

     Common stock                                                            .7                     .7
     Additional paid-in capital                                           695.7                  693.3
     Retained earnings                                                    201.8                  187.4
     Treasury stock                                                       (24.0)                 (12.8)
                                                                       --------               --------

         Total stockholders' equity                                       874.2                  868.6
                                                                       --------               --------

                                                                       $2,151.2               $2,133.5
                                                                       ========               ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                             TWELVE WEEKS ENDED
                                       ------------------------------
                                       AUGUST 24,          AUGUST 26,
                                          1996                1995
                                       ----------          ----------
Net sales                               $1,179.6            $1,076.7

Cost of sales                              836.6               755.9
Operating expenses                         279.5               264.2
Depreciation and amortization               25.6                25.6
                                        --------            --------

  Operating profit                          37.9                31.0

Interest expense                            11.3                15.1
Interest income                              (.1)                (.3)
                                        --------            --------

  Income before income taxes                26.7                16.2

Income tax provision                        12.3                 7.8
                                        --------            --------

  Net income                            $   14.4            $    8.4
                                        ========            ========

  Net income per share                  $    .21            $    .13
                                        ========            ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN MILLIONS)

                                                                                      TWELVE WEEKS ENDED
                                                                             -----------------------------------
                                                                               AUGUST 24,             AUGUST 26,
                                                                                  1996                   1995
                                                                             -------------          ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                 $  14.4                 $  8.4
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:

         Depreciation and amortization                                             25.6                   25.6
         Deferred income taxes                                                       --                    2.7
         Net operating loss carryforwards utilized                                  5.2                    2.1

     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                          (25.2)                 (22.6)
         (Increase) decrease in inventories                                        (4.3)                 (52.8)
         (Increase) decrease in prepaid expenses                                   (5.3)                   7.2
         (Increase) decrease in other assets                                        4.6                   (1.3)
         Increase (decrease) in accounts payable                                   37.3                    9.7
         Increase (decrease) in accrued liabilities                                (8.3)                  (2.9)
                                                                                -------                 ------

Net cash flows provided (used) by operating activities                             44.0                  (23.9)
                                                                                -------                 ------

NET CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, equipment and leasehold improvements                  (14.6)                 (31.0)
     Purchase of Big B common stock                                                (9.5)                   --
                                                                                -------                 ------

Net cash flows used by investing activities                                       (24.1)                 (31.0)
                                                                                -------                 ------


NET CASH FLOWS FROM FINANCING ACTIVITIES:

     Decrease in bank debit balances                                              (33.3)                 (32.2)
     Proceeds from issuance of long-term debt                                      18.2                   82.1
     Purchase of treasury stock                                                   (11.2)                   --
     Proceeds from common stock issued under employee benefit plans                 3.5                    4.9
                                                                                -------                 ------

Net cash flows provided (used) by financing activities                            (22.8)                  54.8
                                                                                -------                 ------

Net decrease in cash and temporary cash investments                                (2.9)                   (.1)
Cash and temporary cash investments at beginning of period                          8.4                    3.4
                                                                                -------                 ------

Cash and temporary cash investments at end of period                            $   5.5                 $  3.3
                                                                                =======                 ======

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:

     Interest                                                                   $  17.1                 $ 13.2
     Income taxes                                                                   1.2                    2.3

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       REVCO D.S., INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared without audit, in accordance with the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations, although the Company believes that the disclosures herein are adequate to make the information not misleading. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 1, 1996.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of results for the interim periods presented. The results of operations for the twelve week period ended August 24, 1996 are not necessarily indicative of the results to be expected for the full year.

(1)      COMPANY

         Revco D.S., Inc. ("Revco" or the "Company") operates 2,202 retail drugstores in fourteen contiguous Midwestern, Southeastern and Eastern states. The Company's stores are health-oriented neighborhood pharmacies offering pharmaceuticals and related merchandise.

(2)      INVENTORIES

         Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

         If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been approximately $62.0 million and $55.8 million higher than reported at August 24, 1996 and June 1, 1996, respectively. Since the LIFO valuation can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are required for interim financial statements.

(3)      RECLASSIFICATION

         Certain balances have been reclassified to conform to the presentation at August 24, 1996.

(4)      EARNINGS PER SHARE

         Earnings per share were computed using the weighted average number of shares of common stock outstanding of 67,589,012 and 66,370,868 for the twelve weeks ended August 24, 1996 and August 26, 1995, respectively.

(5)      BIG B TENDER OFFER

         On September 9, 1996, Revco announced that it had commenced a tender offer (the "Tender") for all of the outstanding shares of Big B, Inc. ("Big B") at a price of $15 per share, giving the transaction a total equity value of approximately $330.0 million. The Company intends to consummate a merger in which all remaining Big B shareholders, after consummation of the Tender, will receive the same cash price paid in the Tender. Big B is a drugstore chain based in Bessemer, Alabama operating 397 stores in the states of Alabama, Georgia, Tennessee, Mississippi and Florida.

         Prior to the Tender and through August 24, 1996, the end of the Company's first quarter, the Company had purchased in the open market, as part of the Company's efforts to acquire all of Big B's outstanding shares of common stock, 850,000 shares of Big B common stock at a total cost of $9.5 million. From the end of the first quarter through the Tender date, the Company purchased an additional 340,000 shares of Big B common stock increasing its investment to its present level of 1,190,000 shares at a total cost of $13.4 million. This investment represents approximately 6.4% ownership of the total shares of Big B common stock outstanding, and 5.6% ownership on a fully diluted basis.

         On September 23, 1996, Big B (i) announced that its Board of Directors adopted a "poison pill" shareholders rights plan (the "Rights Plan"),
         (ii) filed a Tender Offer Solicitation / Recommendation Statement on
         Schedule 14D-9 rejecting the Tender and recommending that the Big B shareholders not tender their shares pursuant to the Tender, and (iii) announced that it was actively exploring alternatives to maximizing shareholder value. See Part II, Item 5 of this report for a discussion of the status of certain proceedings relating to the Rights Plan.

         On September 26, 1996, the Company announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder, with respect to the Tender expired at 11:59 p.m., New York City time, on September 25, 1996, and no request for additional information was issued.

         On October 4, 1996, the Company announced that it had entered into a confidentiality agreement (the "Confidentiality Agreement") with Big B and, in connection therewith, Big B and the Company agreed to seek from the relevant courts a stay of the proceedings in the action entitled BIG B INC. V. REVCO D.S., INC. AND RDS ACQUISITION INC. (discussed further under Part II, Item 5 of this report) in the Circuit Court of Jefferson County, Alabama, Bessemer Division as removed to the United States District Court for the Northern District Court of Alabama, Southern Division, and to take no action to seek a lifting of such stay until the Termination Date, as defined in the Confidentiality Agreement.

         The Company remains committed to pursuing a combination of Revco and Big B, and is currently investigating additional actions in order to achieve that objective.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains material changes in the Company's results of operations, comparing the twelve week periods ended August 24, 1996 and August 26, 1995 and significant developments affecting financial conditions since the end of fiscal year 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

Comparison of the 12 Weeks ended August 24, 1996 ("first quarter of 1997") and August 26, 1995 ("first quarter of 1996"):

Net sales increased 9.6% to $1,179.6 million for the first quarter of 1997, from $1,076.7 million for the first quarter of 1996. On a comparable store basis, net sales increased 7.9% for the quarter.

Prescription sales, which comprised 59.7% of net sales for the first quarter of 1997, increased $81.3 million, or 13.0%. The increase in prescription sales is attributable to increases in managed care sales. These sales continue to outpace the overall growth rate in prescription business. Managed care sales increased 21.2% and represented 73.2% of total prescription sales for the quarter, compared to 68.2% in the year ago period.

Over-the-counter ("OTC") sales increased $21.6 million, or 4.8%, to $475.1 million for the first quarter of 1997. The majority of this increase, $11.2 million, is attributable to a 3.7% increase in the number of store locations from the first quarter of 1996 to the first quarter of 1997.

Cost of sales increased 10.7% to $836.6 million in the first quarter of 1997 from $755.9 million in the first quarter of 1996. Gross margin increased 6.9% but, as a percentage of sales, decreased to 29.1% versus 29.8% for the first quarter of 1997 and 1996, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within the managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but yield lower profit percentages than non-managed care sales. The LIFO charge increased $2.1 million from $4.1 million in the first quarter of 1996 to $6.2 million in the first quarter of 1997, increasing as a percentage of sales from .4% to .5%. The decline in the prescription margin rate and higher LIFO charge was partially offset by a moderate increase in the OTC gross margin rate due to continued favorable purchasing terms.

Operating expenses increased $15.3 million, or 5.8%, but decreased as a percentage of sales to 23.7% in the first quarter of 1997 from 24.5% in the first quarter of 1996. The dollar increase in operating expenses is attributable to a 3.7% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is primarily attributable to continued focus on comparable store expenses. Management has been effective in controlling costs at a slower growth rate than the growth in sales and margin. Also contributing to the improvement in the operating expense percentage is the leveraging of relatively fixed, non-store expenses over a broader store base.

Interest expense, net of interest income, was $11.2 million in the first quarter of 1997 compared with $14.8 million in the first quarter of 1996. The decrease in interest expense was attributable to lower average debt balances outstanding in the first quarter of 1997 compared to the first quarter of 1996.

The Company's effective income tax rate of 46.1% for the first quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.0%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $4.1 million; and (ii) amortization of goodwill totaling $2.2 million for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Condensed Consolidated Balance Sheets as of August 24, 1996 and June 1, 1996 and the Condensed Consolidated Statement of Cash Flows for the twelve weeks ended August 24, 1996.

Cash, including temporary cash investments, decreased $2.9 million to $5.5 million. Cash generated by operations, before working capital items, totaled $45.2 million, an improvement of $6.4 million from the $38.8 million generated during the first quarter of 1996. Net changes in working capital items (and other operating assets and liabilities) resulted in a $1.2 million use of cash, compared to a $62.7 million use of cash in the first quarter of 1996.

Cash generated by operations includes $5.2 million of an estimated $36.0 million in tax benefits from the realization of approximately $100.0 million of net operating loss carryforwards ("NOLs") expected to be utilized on the Company's 1997 federal income tax return. These NOLs are attributable to the time period prior to the Company's emergence from Chapter 11 in fiscal 1992. Accordingly, benefits realized from these pre-Chapter 11 emergence NOLs are recognized as a reduction in "reorganization value in excess of amounts allocable to identifiable assets" as realized.

Net cash used for investing activities totaled $24.1 million, consisting of $14.6 million in capital expenditures and a $9.5 million investment in Big B common stock as part of the Company's efforts to acquire all of Big B's outstanding shares of common stock, and as further described in Note 5 and Item 5 of Part II of this report. The majority of the capital expenditures represented the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During the first quarter of 1997, the Company opened 43 new stores, of which 20 were relocations and 5 were acquired stores, and closed 5 stores. During the first quarter of 1997, Revco completed the remodeling of 11 acquired Hook-SupeRx, Inc. ("HSI") stores, bringing the total number of former HSI stores remodeled to 315 stores.

Net cash used by financing activities was $22.8 million, representing a $15.1 million net decrease in bank debit balances and borrowings outstanding under the Company's $650.0 million amortizing revolving credit facility (the "Revolving Credit Facility") and $11.2 million in treasury stock repurchases. In May 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million of the Company's outstanding shares of common stock. In July 1996, the Company repurchased 502,000 shares at an aggregate purchase price of $11.2 million.

During the remainder of fiscal 1997, the Company intends to open approximately 42 additional new stores and relocate an additional 40 existing stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Revolving Credit Facility and cash generated internally.

The Company has three principal sources of liquidity: (i) cash and cash equivalents; (ii) the Revolving Credit Facility; and (iii) cash generated from operations. Management of the Company believes that the Company's cash on hand and cash from operations, together with borrowings and letters of credit under the Revolving Credit Facility, will be sufficient to cover its working capital, capital expenditure and debt service requirements until the maturity date of the Revolving Credit Facility.

The Revolving Credit Facility includes minimum interest and lease expense coverage ratio, maximum total indebtedness to adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA) ratio, as well as customary other covenants, representations and warranties, funding conditions and events of default. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility. The Company has commenced discussion with the agent banks of the Revolving Credit Facility to potentially increase its borrowing capacity under the Revolving Credit Facility and to amend the Revolving Credit Facility to make certain technical amendments desirable in connection with the tender offer for the outstanding shares of Big B.

In addition to cash borrowings outstanding, the Company had approximately $27.1 million in outstanding letters of credit issued under the Revolving Credit Facility at August 24, 1996, to support insurance programs and other general corporate needs.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 24, 1996, the Company held its 1996 Annual Meeting of Stockholders for the following purposes: (i) to elect directors and
         (ii) to approve modifications to the bonus component of the Company's executive compensation program. The stockholders voting in person or by proxy at the Annual Meeting elected all twelve persons (Carl A. Bellini, Livio M. Borghese, William H. Campbell, Rod F. Dammeyer, Talton R. Embry, Ben Evans, John V. Guttag, D. Dwayne Hoven, Walter B. Reinhold, Sheli Z. Rosenberg, Thomas O. Thorsen and Sam Zell) nominated by the Board of Directors to the Board, and approved the modifications to the bonus component of the Company's executive compensation program, as set forth in Exhibit 22, which is hereby incorporated into this report by reference.

ITEM 5.  OTHER INFORMATION

         On September 9, 1996, the Company, on behalf of itself and its wholly-owned subsidiary, RDS Acquisition Inc. (the "Purchaser") announced that it (i) had commenced a cash tender offer (the "Tender") for all of the outstanding shares of Big B, Inc. ("Big B"), and (ii) intends to consummate a merger in which all remaining Big B shareholders, after consummation of the Tender, will receive the same cash price paid in the Tender. On September 23, 1996, Big B (i) announced that its Board of Directors adopted a "poison pill" shareholders rights plan (the "Rights Plan"), (ii) filed a Tender Offer Solicitation/Recommendation Statement on Schedule 14D-9 rejecting the Tender and recommending that the Big B shareholders not tender their shares pursuant to the Tender, and (iii) announced that it was actively exploring alternatives to maximizing shareholder value.

         On September 23, 1996, Big B filed a complaint in the action entitled BIG B, INC. V. REVCO D.S., INC. AND RDS ACQUISITION INC. in the Circuit Court of Jefferson County, Alabama, Bessemer Division
         (the "Court") requesting the Court to declare the Rights Plan valid and lawful and to enjoin temporarily, preliminarily and permanently the Purchaser and all others acting in concert with it from bringing any action attacking the Rights Plan or adopting the Rights Plan by Big B. On September 23, 1996, the Purchaser filed a notice of removal (this "Notice of Removal") removing the matter before the Court to the federal district court located in the Northern District of Alabama.

         On September 26, 1996, the Company announced that it had elected, as contemplated by the Offer to Purchase, to require that any person tendering shares shall also be required to tender all the associated common stock purchase rights (the "Rights") issued pursuant to the Rights Agreement, dated as of September 23, 1996, between Big B and First National Bank of Boston, and amended the Tender to add as a condition to the Purchaser's obligation to purchase shares pursuant to the Tender that the Rights shall have been redeemed by the Board of Directors of Big B or the Purchaser shall be satisfied, in its sole discretion, that the Rights have been invalidated or are otherwise inapplicable to the Tender and the proposed merger. The Company also announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the regulations thereunder, with respect to the Tender expired at 11:59 p.m., New York City time, on September 25, 1996, and no request for additional information was issued.

         On September 30, 1996, the Purchaser and the Company filed (i) an Answer and Counterclaims of the Company and the Purchaser in response to the action filed by Big B on September 23, 1996 seeking declaratory and injunctive relief, (ii) a Motion for Preliminary Injunction seeking to enjoin the operation and enforcement of the Rights agreement and the continuing breaches of fiduciary duties, and an order compelling the Company to redeem the Rights associated with the Rights agreement, (iii) the Company's Memorandum in Support of the Motion for Preliminary Injunction with supporting affidavits, and (iv) a Motion for Expedited Hearing.

         On October 1, 1996, Big B filed a Motion to Remand the matter before the United States District Court for the Northern District of Alabama, Southern Division, to the Circuit Court for Jefferson County, Alabama, Bessemer Division. On October 2, 1996, the Company and the Purchaser filed a Response in Opposition to Big B's Motion to Remand. At a hearing held on October 2, 1996, the Honorable Judge William M. Acker, Jr., heard arguments with respect to the Motion to Remand and on October 3, 1996, the Court entered an order denying the Motion to Remand.

         On October 4, 1996, the Company announced that it had entered into a confidentiality agreement (the "Confidentiality Agreement") with Big B and, in connection therewith, Big B and the Company agreed to seek from the relevant courts a stay of the proceedings in the action entitled BIG B INC. V. REVCO D.S., INC. AND RDS ACQUISITION INC. in the Circuit Court of Jefferson County, Alabama, Bessemer Division as removed to the United States District Court for the Northern District Court of Alabama, Southern Division, and to take no action to seek a lifting of such stay until the Termination Date, as defined in the Confidentiality Agreement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  22    - Certificate and Report of Inspector of Elections
                  27    - Financial Data Schedule
                  99.1  - Certain Litigation

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter for which this report is filed. On September 12, 1996, the Company filed, under Item 5, a Form 8-K dated September 11, 1996 reporting the Company's announcement, on September 9, 1996, of the commencement of the Tender.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            REVCO D.S., INC.
                                            (Registrant)

Dated:  October 8, 1996                     By:  /s/ JACK A. STAPH
                                                ------------------------
                                                 Jack A. Staph
                                                 Senior Vice President,
                                                 Secretary and General Counsel

Dated:  October 8, 1996                     By:  /s/ BRIAN P. CARNEY
                                                ------------------------
                                                 Brian P. Carney
                                                 Senior Vice President, Finance
                                                 (principal financial officer)