Form 10-K/A
period 1996-06-01
REVCO D S INC
filed 1996-11-27
CIK 83496

                                  FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                              [X]

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

As of August 19, 1996, there were 68,561,049 shares of Common Stock outstanding.

                                    PART IV


Item 14. Exhibits. Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this report:

         1. Financial Statements: The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended June 1, 1996 for the sole purpose of filing, in accordance with Rule 15d-21 promulgated under the Exchange Act, the financial statements required by Form 11-K with respect to the 401(k) Savings Plan (formerly known as the Profit Sharing and Savings Plan) of Revco D.S., Inc. The foregoing financial statements are set forth beginning on page F-1 of this amendment.

         3.     Exhibits:


                                 EXHIBIT INDEX

       EXHIBIT                                                                                     PAGE
       NUMBER                                 EXHIBIT DESCRIPTION                                 NUMBER
      ---------                                -------------------                                 ------
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

                                        REVCO D.S., INC.
                                        (Registrant)



Date: November 27, 1996                 By: /s/ Jack A. Staph
                                            -----------------------------
                                            Jack A. Staph,
                                            Senior Vice President
                                            Secretary and General Counsel

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                                      Index
                                      -----

                                                                                                         Page
                                                                                                         ----

Report of Independent Public Accountants.....................................................             2

Combined Statements of Net Assets Available for Plan Benefits
as of May 31, 1996 and 1995..................................................................             3

Combined Statements of Changes in Net Assets Available for Plan Benefits
for the Years Ended May 31, 1996 and 1995....................................................             4

Notes to Financial Statements................................................................             5

Schedule I:
        Combining Statement of Net Assets Available for Plan Benefits
        as of May 31, 1995...................................................................            14

Schedule II:
        Combining Statement of Changes in Net Assets Available for
        Plan Benefits for the Year Ended May 31, 1995........................................            15

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Plan Committee of the
Revco D.S., Inc. 401(k) Savings Plan


We were engaged to audit the accompanying combined statements of net assets available for plan benefits of the Revco D.S., Inc. 401(k) Savings Plan (the "Plan") as of May 31, 1996 and 1995, and the related combined statements of changes in net assets available for plan benefits for the years ended May 31, 1996 and 1995. These combined financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of May 31, 1996 and 1995, and the changes in its net assets available for plan benefits for the years ended May 31, 1996 and 1995, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
-----------------------
    Arthur Andersen LLP

Cleveland, Ohio,
November 27, 1996.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN
          COMBINED STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                               May 31,
                                                     ---------------------------
                                                        1996            1995
                                                     ------------   ------------
Assets:
    The Revco D.S., Inc. Master Trust for
       Profit Sharing and Savings Plans (Note 5) .   $120,480,122   $       --
    Investments held at Northern Trust ...........           --       90,944,265

    Receivables:
       Dividend income ...........................           --            4,183
       Company contributions .....................           --          282,437
       Participant contributions .................           --          735,403
                                                     ------------   ------------

          Total receivables ......................           --        1,022,023
                                                     ------------   ------------

          Total assets ...........................    120,480,122     91,966,288
                                                     ------------   ------------

Liabilities:
    Other payables ...............................         28,933         30,509
                                                     ------------   ------------

Net assets available for plan benefits ...........   $120,451,189   $ 91,935,779
                                                     ============   ============




                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN


                  COMBINED STATEMENTS OF CHANGES IN NET ASSETS
                           AVAILABLE FOR PLAN BENEFITS


                                                         Years Ended May 31,
                                                     ---------------------------
                                                           1996         1995
                                                     ------------   ------------
Additions to net assets attributable to:
    Investment income:
       Revco D.S., Inc. Master Trust for
       Profit Sharing and Savings Plans (Note 5):
          Net appreciation of investments            $ 12,317,774   $       --
          Interest                                      2,863,810           --
          Dividends                                       601,495           --

       Investments held at Northern Trust:
          Net appreciation of investments                    --        5,164,711
          Interest                                           --        3,523,480
          Dividends                                          --          363,383
                                                     ------------   ------------
                                                       15,783,079      9,051,574
                                                     ------------   ------------

    Contributions:
       Company                                          3,469,328      1,185,659
       Participant                                     18,473,185      7,301,895
                                                     ------------   ------------
                                                       21,942,513      8,487,554
                                                     ------------   ------------

            Total additions                            37,725,592     17,539,128
                                                     ------------   ------------

Deductions from net assets attributable to:
    Benefits paid                                       8,970,322      4,539,795
    Administrative fees                                   239,860        107,294
                                                     ------------   ------------

           Total deductions                             9,210,182      4,647,089
                                                     ------------   ------------

          Net increase                                 28,515,410     12,892,039

Net assets available for plan benefits:
    Beginning of year                                  91,935,779     79,043,740
                                                     ------------   ------------

    End of year                                      $120,451,189   $ 91,935,779
                                                     ============   ============


                 The accompanying Notes to Financial Statements
                    are an integral part of these statements.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN


                          NOTES TO FINANCIAL STATEMENTS


(1)    GENERAL

       On July 15, 1994, Revco D.S., Inc. (the "Company") acquired all of the outstanding common stock of Hook-SupeRx, Inc. ("HSI") under a merger agreement dated as of March 31, 1994 that was approved by HSI's stockholders on July 8, 1994. As of June 1, 1995, all participants in the Hook-SupeRx, Inc. Savings and Profit Sharing Plan (the "HSI Plan") became eligible to participate in the Profit Sharing and Savings Plan of Revco D.S., Inc. (the "Plan"). The Company's Plan was amended effective June 1, 1995 to, among other things: (1) expand coverage to all eligible employees of the Company, both salaried and hourly, (2) revise the percentage of the Company's match to 40% of the first 3% of the participants' basic deposit, (3) enhance investment elections, and (4) increase flexibility to revise participant elections. The Plan was renamed the Revco D.S., Inc. 401(k) Savings Plan as of that date. Effective September 30, 1996, the Company merged the HSI Plan with the Plan.

(2)    DESCRIPTION OF PLAN

       The following is a summary description of the Plan, as amended, and does not purport to be complete. The summary description is qualified in its entirety by reference to the full text of the Plan.

       GENERAL

       The Plan is a contributory, defined contribution plan covering all qualified employees of the Company who have at least one full year of service, as defined, and who are not covered by a collective bargaining agreement that provides profit sharing and savings benefits. Certain highly compensated employees, as defined by the Plan, may have contributions limited in order to comply with Internal Revenue Service ("IRS") non-discrimination testing. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

       The Plan is administered by a committee (the "Plan Committee" or the "Plan Administrator") consisting of at least three individuals who are appointed by the Company's Board of Directors. The Plan Administrator has fiduciary authority to establish and review funding policies, investment policies and other administrative matters related to the Plan.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN


                          NOTES TO FINANCIAL STATEMENTS


       PARTICIPANT AND COMPANY CONTRIBUTIONS

       Participants may contribute 1% to 10% of eligible pay (2% to 6% of base salary prior to June 1, 1995) as the basic deposit and 1% to 4% of eligible pay as a supplemental deposit.

       The Company matches 40% of the first 3% of the participants' basic deposit (20% of total basic deposits prior to June 1, 1995). Company contributions may be made in the form of cash or common stock of the Company, or a combination thereof. Since September 1, 1993, the Company matching contribution has been made in common stock of the Company and is invested in the Revco Stock Fund. The number of shares contributed to the Plan is calculated based on the fair value of the stock on the date of contribution. Forfeitures are used to reduce Company contributions.

       Separate accounts are maintained for each participants' basic deposit, supplemental deposit and Company contribution. Each account is credited with an allocation of the Plan's earnings based upon account balances.

       INVESTMENT OF PARTICIPANT AND COMPANY CONTRIBUTIONS

       Effective June 1, 1995, resolutions to the Plan were adopted to expand investment options available to Plan participants (see Note 1). The following investment options are available under the Plan:

           (a)    Stable Value Fund

                  The Stable Value Fund is invested in investment contracts issued by insurance companies, banks, or other financial institutions. In addition, other investment grade fixed income investments may be included from time to time.

           (b)    Balanced Fund

                  The Balanced Fund is invested in common stock and bonds.

           (c)    Equity Index Fund

                  The Equity Index Fund is invested in certain common stocks so as to closely approximate the investment results of the Standard and Poor's 500 Industrials ("S&P 500"). Accordingly, the Equity Index Fund invests primarily in stocks which are included in the S&P 500 index.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN


                          NOTES TO FINANCIAL STATEMENTS


           (d)    Aggressive Equity Fund

                  The Aggressive Equity Fund is invested in common stocks with the primary objective of obtaining appreciation in value. The Aggressive Equity Fund is invested in the Putnam Voyager Fund.

           (e)    Revco Stock Fund

                  The Revco Stock Fund is invested in the common stock of the Company.

           Prior to June 1, 1995, the following investment funds were available as investment options under the Plan:

           (a)    Diversified Fixed Income Fund

                  The Diversified Fixed Income Fund invested in various fixed interest contracts issued by a diversified set of insurance companies, or in such other forms of investments having a fixed rate of return. The Diversified Fixed Income Fund invested in insurance contracts with Connecticut General Life Insurance Company ("CIGNA") and Allstate Life Insurance Company ("Allstate").

           (b)    S&P 500 Index Fund

                  The S&P 500 Index Fund invested in such common stocks as to closely approximate the investment results of the Standard and Poor's 500 Industrials. The S&P 500 Index Fund invested in the Mellon Bank Employee Benefit Equity Market Fund.

           (c)    Aggressive Equity Fund

                  The Aggressive Equity Fund invested in common stocks with the primary objective of obtaining appreciation in value. The Aggressive Equity Fund invested in the Putnam Voyager Fund.

           (d)    Revco Stock Fund

                  The Revco Stock Fund invested in the common stock of the Company.

           A participant may change his election with respect to contributions on a daily basis throughout the plan year.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


          VESTING

          Participants' interests in their voluntary contributions and earnings thereon are immediately vested. Participants' interests in Company contributions and the earnings thereon vest ratably at 20% per year, over a five-year period, commencing one year from date of employment. Upon retirement, death or disability, participants' interests in Company contributions become fully vested.

          PAYMENT OF BENEFITS AND WITHDRAWALS

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

          Withdrawals of supplemental deposit accounts, exclusive of earnings thereon, may be made by participant request without affecting the participant's ability to continue making basic and supplemental deposits. Withdrawals of basic deposit accounts and vested portions of employer contributions and earnings thereon may be made by application to the Plan Committee as to pre-June 1, 1984 contributions. Post-June 1, 1984 contribution withdrawals may be made only in the case of severe financial hardship or the attainment of age 59 1/2. Participants electing a hardship withdrawal may not contribute to the Plan for a period of at least twelve months subsequent to withdrawing basic or employer contributions.

          PARTICIPANT LOANS

          Effective January 1, 1996 the Plan was amended to permit loans to participants. Subject to certain limitations, the Plan permits participants to borrow a minimum of $1,000 and a maximum of $50,000, up to one-half of the vested amount credited to a participant's account. Loan transactions are treated as a transfer between the

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


          investment funds and the participant loans receivable fund. The period of repayment for a loan is one to four and one-half years with an interest rate equal to the bank prime rate as of the most recent calendar quarter end as reported in the Wall Street Journal plus one percent. The interest rate is adjusted each calendar quarter end based upon changes in the prime rate. Loan repayments are made through payroll withholding.

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)   BASIS OF ACCOUNTING

                The accompanying financial statements of the Plan have been prepared on the accrual basis of accounting, with the exception of benefit payments. In accordance with the American Institute of Certified Public Accountants' Audit and Accounting Guide for Audits of Employee Benefit Plans, the Plan's financial statements account for benefit payments as they are paid. The value of benefits payable at May 31, 1995 was $1,019,000. There were no benefits payable as of May 31, 1996.

          (b)   INVESTMENTS

                Effective April 1, 1995 the Plan changed trustees from KeyCorp Investment Management and Trust Services to The Northern Trust Company (the "Trustee"). Effective June 1, 1995, the assets of the Plan were transferred to the Revco D.S., Inc. Master Trust for Profit Sharing and Savings Plans (the "Master Trust") (Note
                5).

                The Plan's investments are stated at fair value. Shares of mutual funds are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end. The fair value of the Revco Stock Fund is based on the calculated value using the May 31, 1996 and 1995 closing stock price per the New York Stock Exchange.

           (c)  USE OF ESTIMATES

                The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of net assets available for plan benefits at the date of the financial statements and the reported amount of additions to and deductions from net assets available for plan benefits during the period. Since actual results may differ from these estimates, management revises its estimates and assumptions as new information becomes available.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


(4)       PLAN TERMINATION

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

(5)       INVESTMENTS

          On June 1, 1995, the assets of the Plan were transferred into the Master Trust administered by the Trustee. The Master Trust was established by the Company for the pooled investment of assets of the Plan and the HSI Plan.

          Pursuant to the Trustee's method of allocating the investment holdings between the two plans, contributions to the Master Trust are treated as purchases of shares in the Master Trust, withdrawals are treated as sales of shares, and investment income is allocated proportionately to all shares held. Accordingly, the value of the Plan's investment in the Master Trust is equal to the Plan's interest in each applicable investment, increased or decreased by the Plan's allocated share of income, gains, and losses attributable to each applicable investment, which share is generally based upon the Plan's respective share of the Master Trust's combined net assets available for benefits before investment income and net appreciation or depreciation in fair value of investments. Those administrative expenses of the Master Trust which can be specifically identified as being applicable to the Plan are charged to the Plan. The remaining expenses are allocated to the Plan based on the Plan's respective share of the Master Trust's combined net assets available for benefits as of the entry date into the Master Trust, or total number of Plan participants, as appropriate.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


          Investments held by the Trustee, of which the Plan has a proportionate interest of approximately 60.7% at May 31, 1996, were as follows:

                 Investments at fair value as determined by
                 quoted market price:
                        Cash                                                        $     92,287
                        Stable Value Fund                                             71,306,800
                        Balanced Fund                                                 29,589,065
                        Equity Index Fund                                             39,016,346
                        Aggressive Equity Fund                                        40,741,810
                        Revco Stock Fund                                              15,459,677
                        Participant loans                                              2,151,097
                                                                                    ------------
                                                                                     198,357,082

                 Accrued interest and dividends                                           67,158
                                                                                    ------------
                 Total investments                                                  $198,424,240
                                                                                    ============
                 Amount allocated to the Plan                                       $120,480,122
                                                                                    ============

           At May 31, 1995, the investments of the Plan held by the Trustee were as follows:

                 Investments at fair value as determined by
                 quoted market price:
                        Cash and cash equivalents                                    $ 1,416,867
                        Group Insurance Contracts:
                          Allstate 5.8% group insurance contract                      11,512,791
                          CIGNA group insurance contract                              45,346,604
                        Mutual funds:
                          Putnam Voyager Fund                                          8,384,024
                          Other                                                          169,977
                        Bank Collective Fund:
                          Mellon Bank Employee Benefit Equity
                             Market Fund                                              14,066,853
                        Common Stock:
                             Revco D.S., Inc. Common Stock                            10,047,149
                                                                                     -----------
                                                                                     $90,944,265
                                                                                     ===========

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

       During 1996 and 1995, the investments held by the Trustee (including investments bought, sold, as well as held during the year) appreciated in value as follows:

                                                                         Year Ended May 31,
                                                                       1996              1995
                                                                   -------------     -------------

            Investments in Master Trust at fair value as determined by quoted market price:

                   Balanced Fund                                     $ 3,140,371
                   Equity Index Fund                                   8,382,402
                   Aggressive Equity Fund                             10,773,997
                   Revco Stock Fund                                    1,372,101
                                                                     -----------
            Net appreciation in fair value                           $23,668,871
                                                                     ===========
            Amount allocated to the Plan                             $12,317,774
                                                                     ===========
            Investments at fair value as determined by quoted market price:
                   Mutual Funds                                                         $1,188,201
                   Bank Collective Fund                                                  2,014,371
                   Common Stock                                                          1,962,139
                                                                                        ----------
            Net appreciation in fair value                                              $5,164,711
                                                                                        ==========

(6)    TRANSACTIONS WITH PARTIES-IN-INTEREST

       Fees paid during the year for services rendered by parties-in-interest were based on customary and reasonable rates for such services.

(7)    FEDERAL INCOME TAXES

       The Plan obtained a determination letter dated July 25, 1995 in which the IRS stated that the Plan, as then designed, was in compliance with the applicable requirements of Section 401(a) of the Internal Revenue Code (the "Code"), including all applicable changes made to the Code by the Tax Reform Act of 1986 and subsequent legislation. The Plan has been amended since receiving this determination letter. The Company believes that the Plan is currently designed and is being operated in compliance with the applicable requirements of the Code. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS

(8)    RECONCILIATION OF FINANCIAL STATEMENTS TO THE FORM 5500

       The following is a reconciliation of net assets available for plan benefits per the financial statements to the Form 5500 at May 31, 1995:


         Net assets available for plan benefits,
              per financial statements                               $91,935,779
         Amounts allocated to
             withdrawing participants                                 (1,019,000)
                                                                     -----------
         Net assets per the Form 5500                                $90,916,779
                                                                     ===========


       The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500 for the year ended May 31, 1995:

         Benefits paid per the financial statements                  $ 4,539,795
         Amounts allocated to withdrawing
             participants at May 31, 1994                             (1,576,072)
         Amounts allocated to withdrawing
             participants at May 31, 1995                              1,019,000
                                                                     -----------
         Benefits paid per the Form 5500                             $ 3,982,723
                                                                     ===========

                                                                     SCHEDULE I

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

          COMBINING STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                        MAY 31, 1995
                                                  -------------------------------------------------------------------
                                                  Diversified      S & P      Aggressive      Revco
                                                 Fixed Income    500 Index      Equity        Stock
                                                      Fund         Fund          Fund          Fund         Total
                                                 ------------   -----------   -----------   -----------   -----------
ASSETS:
  Investments, at market value:
    Group insurance contracts .................   $56,859,395   $        --   $        --   $        --   $56,859,395
    Mutual funds ..............................            --       169,977     8,384,024            --     8,554,001
    Bank collective fund ......................            --    14,066,853            --            --    14,066,853
    Common stock ..............................            --            --            --    10,047,149    10,047,149
    Cash equivalents ..........................       643,817       105,597       533,309       134,144     1,416,867
                                                  -------------------------------------------------------------------

        Total investments .....................    57,503,212    14,342,427     8,917,333    10,181,293    90,944,265

  Receivables:
    Dividend income ...........................            --         4,183            --            --         4,183
    Company contributions .....................            --            --            --       282,437       282,437
    Participant contributions .................       429,676       127,330       130,546        47,851       735,403
                                                  -------------------------------------------------------------------

        Total receivables .....................       429,676       131,513       130,546       330,288     1,022,023
                                                  -------------------------------------------------------------------

        TOTAL ASSETS ..........................    57,932,888    14,473,940     9,047,879    10,511,581    91,966,288
                                                  -------------------------------------------------------------------

LIABILITIES:
    Other Payables ............................        17,002         6,773         3,386         3,348        30,509
                                                  -------------------------------------------------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS ........   $57,915,886   $14,467,167   $ 9,044,493   $10,508,233   $91,935,779
                                                  ===================================================================


         The accompanying Notes to Financial Statements are an integral part of this statement.

                                                                    SCHEDULE II

                      REVCO D.S., INC. 401(K) SAVINGS PLAN

    COMBINING STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                       YEAR ENDED MAY 31,1995
                                              --------------------------------------------------------------------------
                                              Diversified         S & P       Aggressive         Revco
                                              Fixed Income     500 Index        Equity           Stock
                                                  Fund            Fund           Fund            Fund           Total
                                              ------------   ------------    ------------    ------------   ------------
ADDITIONS TO NET ASSETS ATTRIBUTABLE TO:
  Investment Income:
    Net appreciation of investments .......   $         --   $  2,014,371    $  1,188,201    $  1,962,139   $  5,164,711
    Interest ..............................      3,490,746         11,031          18,982           2,721      3,523,480
    Dividends .............................             --        363,383              --              --        363,383
                                              --------------------------------------------------------------------------
                                                 3,490,746      2,388,785       1,207,183       1,964,860      9,051,574

  Contributions:
    Company ...............................             --             --              --       1,185,659      1,185,659
    Participant ...........................      3,472,670      1,543,932       1,447,975         837,318      7,301,895
                                              --------------------------------------------------------------------------
                                                 3,472,670      1,543,932       1,447,975       2,022,977      8,487,554
                                              --------------------------------------------------------------------------

                    TOTAL ADDITIONS .......      6,963,416      3,932,717       2,655,158       3,987,837     17,539,128
                                              --------------------------------------------------------------------------


DEDUCTIONS FROM NET ASSETS ATTRIBUTABLE TO:
  Benefits paid ...........................      3,226,603        669,092         288,042         356,058      4,539,795
  Administrative fees .....................         58,780         22,438          12,167          13,909        107,294
                                              --------------------------------------------------------------------------

                    TOTAL DEDUCTIONS ......      3,285,383        691,530         300,209         369,967      4,647,089
                                              --------------------------------------------------------------------------

          Transfers .......................         51,312       (641,332)       (183,799)        773,819             --
                                              --------------------------------------------------------------------------

                    NET INCREASE ..........      3,729,345      2,599,855       2,171,150       4,391,689     12,892,039

NET ASSETS AVAILABLE FOR PLAN BENEFITS:
  BEGINNING OF YEAR .......................     54,186,541     11,867,312       6,873,343       6,116,544     79,043,740
                                              --------------------------------------------------------------------------

  END OF YEAR .............................   $ 57,915,886   $ 14,467,167    $  9,044,493    $ 10,508,233   $ 91,935,779
                                              ==========================================================================


              The accompanying Notes to Financial Statements are an
                        integral part of this statement.