Form 10-Q
period 1996-11-16
REVCO D S INC
filed 1996-12-30
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                     Quarterly Report pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 16, 1996
                               -----------------

                          Commission File Number 1-5025
                                                 -------

                                Revco D.S., Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          34-1527876
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1925 Enterprise Parkway, Twinsburg, Ohio                              44087
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (216) 425-9811
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   ----   -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes  X  No
   ----   -----

As of December 24, 1996, there were 68,769,662 shares of common stock outstanding.

                                REVCO D.S., INC.
                                ----------------
                                      INDEX
                                      -----

                                                                                                 Page No.
                                                                                                 --------
Part I - FINANCIAL INFORMATION
    Item 1.       Financial Statements
                    Condensed Consolidated Balance Sheets -
                      November 16, 1996 and June 1, 1996                                              3
                    Condensed Consolidated Statements of Income -
                      Twelve and Twenty-Four Weeks Ended
                      November 16, 1996 and November 18, 1995                                         4
                    Condensed Consolidated Statements of Cash Flows -
                      Twenty-Four Weeks Ended November 16, 1996
                      and November 18, 1995                                                           5
                    Notes to Condensed Consolidated Financial Statements                              6

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                     9


Part II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                                                  12

    Item 2.       Changes in Securities                                                              12

    Item 3.       Defaults upon Senior Securities                                                    12

    Item 4.       Submission of Matters to a Vote of Security Holders                                12

    Item 5.       Other Information                                                                  12

    Item 6.       Exhibits and Reports on Form 8-K                                                   12

    Signatures

                        REVCO D.S., INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Dollars in Millions)

                                                         (Unaudited)
                                                         November 16,      June 1,
         Assets                                              1996            1996
         ------                                          ------------      -------
Current assets:
     Cash, including temporary cash investments            $    7.6         $    8.4
     Accounts receivable, net                                 177.9            120.6
     Inventories                                            1,291.5            968.4
     Prepaid expenses                                          15.4             19.4
                                                           --------         --------
         Total current assets                               1,492.4          1,116.8

Property, equipment and leasehold improvements, net           359.9            320.1
Leasehold interests, net                                       53.6             51.3
Goodwill, net                                                 602.8            367.2
Reorganization value in excess of amounts
     allocable to identifiable assets, net                    185.7            205.0
Net deferred tax asset                                         40.5             13.6
Other assets                                                   67.0             59.5
                                                           --------         --------
                                                           $2,801.9         $2,133.5
                                                           ========         ========
     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
     Bank debit balances                                   $   54.2         $   52.5
     Accounts payable                                         518.6            335.7
     Accrued liabilities                                      376.5            315.3
                                                           --------         --------
         Total current liabilities                            949.3            703.5

Long-term debt                                                911.7            514.9
Long-term liabilities                                          46.9             46.5

Stockholders' equity:
     Common stock                                                .7               .7
     Additional paid-in capital                               699.5            693.3
     Retained earnings                                        217.8            187.4
     Treasury stock                                           (24.0)           (12.8)
                                                           --------         --------
         Total stockholders' equity                           894.0            868.6
                                                           --------         --------
                                                           $2,801.9         $2,133.5
                                                           ========         ========







     See accompanying Notes to Condensed Consolidated Financial Statements.

                        REVCO D.S., INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                 (Dollars in Millions, Except Per Share Amounts)

                                       Twelve Weeks Ended              Twenty-Four Weeks Ended
                                     --------------------------       -----------------------------
                                    November 16,   November 18,       November 16,    November 18,
                                       1996             1995             1996             1995
                                     --------         --------         --------         --------
Net sales                            $1,227.3         $1,137.0         $2,406.9         $2,213.7
Cost of sales                           877.5            808.7          1,714.1          1,564.6
0perating expenses                      283.0            268.1            562.5            532.3
Depreciation and amortization            26.3             23.7             51.9             49.3
                                     --------         --------         --------         --------
 Operating profit                        40.5             36.5             78.4             67.5

Interest expense                         11.0             14.6             22.3             29.7
Interest income                           (.1)             (.2)             (.2)             (.5)
                                     --------         --------         --------         --------
 Income before income taxes              29.6             22.1             56.3             38.3

Income tax provision                     13.6             10.6             25.9             18.4
                                     --------         --------         --------         --------
Net income                           $   16.0         $   11.5         $   30.4         $   19.9
                                     ========         ========         ========         ========
Net income per share                 $    .24         $    .17         $    .45         $    .30
                                     ========         ========         ========         ========







     See accompanying Notes to Condensed Consolidated Financial Statements.

                        REVCO D.S., INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                              (Dollars in Millions)

                                                                          Twenty-Four Weeks Ended
                                                                        ---------------------------
                                                                        November 16,   November 18,
                                                                            1996           1995
                                                                        -----------    ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $ 30.4         $ 19.9
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                       51.9           49.3
         Deferred income taxes                                               --              6.4
         Net operating loss carryforwards utilized                           11.2            4.9
     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                    (48.8)         (38.6)
         (Increase) decrease in inventories                                (113.3)        (105.6)
         (Increase) decrease in prepaid expenses                              6.7            1.6
         (Increase) decrease in other assets                                  3.0           (1.2)
         Increase (decrease) in accounts payable                            144.8           64.6
         Increase (decrease) in accrued liabilities                            .9           24.6
                                                                           ------         ------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                              86.8           25.9
                                                                           ------         ------
Net cash flows from investing activities:
     Additions to property, equipment and leasehold improvements            (34.8)         (70.5)
     Purchase of Big B subsidiary, net of cash acquired                    (372.1)          --
                                                                           ------         ------
Net cash flows used by investing activities                                (406.9)         (70.5)
                                                                           ------         ------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in bank debit balances                                        (25.3)           2.4
     Payments of long-term debt                                             (11.7)         (43.4)
     Proceeds from issuance of long-term debt                               359.2           82.1
     Purchase of treasury stock                                             (11.2)          --
     Proceeds from common stock issued under employee benefit plans           8.3            8.4
                                                                           ------         ------
Net cash flows provided by financing activities                             319.3           49.5
                                                                           ------         ------
Net increase (decrease) in cash and temporary cash investments                (.8)           4.9
Cash and temporary cash investments at beginning of period                    8.4            3.4
                                                                           ------         ------
Cash and temporary cash investments at end of period                       $  7.6         $  8.3
                                                                           ======         ======

------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
     Interest                                                              $ 20.5         $ 19.5
     Income taxes                                                            16.1           13.6

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of results for the interim periods presented. The results of operations for the twelve and twenty-four week periods ended November 16, 1996 are not necessarily indicative of the results to be expected for the full year.

(1)      Company
         -------

         Revco D.S., Inc. ("Revco" or the "Company"), excluding the impact of the acquisition discussed in note 4, operates 2,200 retail drugstores in fourteen contiguous Midwestern, Southeastern and Eastern states. The Company's stores are health-oriented neighborhood pharmacies offering pharmaceuticals and related merchandise.

(2)      Inventories
         -----------

         Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

         If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been approximately $66.9 million and $55.8 million higher than reported at November 16, 1996 and June 1, 1996, respectively. Since the LIFO valuation can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are required for interim financial statements.

(3)      Earnings Per Share
         ------------------

         Earnings per share were computed using the weighted average number of shares of common stock outstanding of 67,458,616 and 66,520,225 for the twelve weeks ended November 16, 1996 and November 18, 1995, respectively. For the twenty-four weeks ended November 16, 1996 and November 18, 1995, the weighted average number of shares of common stock outstanding were 67,523,814 and 66,445,547, respectively.

(4)      Acquisition of Big B, Inc.
         --------------------------

         On October 27, 1996, the Company and Big B, Inc. ("Big B"), a retail drugstore chain formerly headquartered in Alabama that operates approximately 400 drugstores in five Southern states, signed a definitive merger agreement whereby the Company would acquire all of the outstanding shares of Big B at a price of $17.25 per share in cash (the "Acquisition"). On November 15, 1996, the Company announced that it completed its cash tender offer for Big B's common stock (the "Offer"), resulting in the Company owning approximately 85.0% of Big B common stock. On December 23, 1996, the Company completed a second step merger in which all remaining Big B shareholders received the same cash price paid in the Offer. The aggregate transaction value, including the assumption of Big B debt, is approximately $420.0 million.

         The Acquisition was accounted for under the purchase method of accounting, using an effective date of November 16, 1996. Accordingly, the accompanying condensed consolidated balance sheet at November 16, 1996 reflects the consolidated financial position of the Company and Big B. The carrying values of Big B's net assets have been adjusted to equal their estimated fair values; however, these values may be subject to future revision. Based on a preliminary evaluation, the excess of the purchase price of Big B over the net identifiable assets and liabilities of Big B totaled $240.0 million and is reported as goodwill, which will be amortized on a straight-line basis over 40 years.

         The Company intends to convert the Big B drugstores to the Revco format. This would include (i) the upgrading and remodeling of all of the Big B stores to Revco's store design and signage package, (ii) the installation of Revco's Prescription Access Link pharmacy system in all Big B stores, (iii) the installation of point-of-sale scanning in all Big B stores, (iv) the remerchandising of the Big B stores to Revco's broader product mix, and (v) the installation of Revco's pricing and advertising programs. In addition, until conversion of the Big B stores to the Revco format and conversion of the Big B store systems to Revco store systems, the Company has assumed there will be some level of duplicative overhead expenses which has been considered a necessary incidental cost of the Acquisition. The Company estimates that the non-capitalizable portion of these consolidation and integration costs will be approximately $15.0 - $20.0 million, net of tax, and will be charged to operations in the third quarter. Big B's results of operations will be consolidated with the Company's results of operations beginning in the third quarter.

         Pro Forma Information

         The acquisition of Big B creates a combined drugstore operation of approximately 2,600 stores operating in 17 contiguous states. To provide a more meaningful analysis of operating trends, unaudited pro forma information for second quarter year-to-date 1997 and 1996 have been presented in the table below. The unaudited pro forma data reflects the financial results of the Company as if the Acquisition had occurred, and such transactions had been consummated, as of the beginning of the periods presented. The unaudited pro forma information reflects pro forma adjustments to historical results of operations of the Company to: (a) record additional interest expense on the incremental debt levels used to finance the Acquisition, (b) record amortization of goodwill recognized in connection with the Acquisition,
         (c) adjust historical depreciation and amortization expense of Big B as a result of purchase accounting adjustments, and (d) record adjustments to the historical tax provision based upon a revised effective tax rate.

         The pro forma information presented does not consider any future events which may occur after the Acquisition has been consummated. The pro forma information presented does not attempt to quantify any operating expense synergies or cost reductions of the combined operations of the Company and Big B that may be realized after the Company has completed its conversion of the Big B stores to the Revco format and installed its store systems and marketing programs. Nor does the pro forma information consider the incremental expenses, capital or conversion costs which may be incurred as a result of the Acquisition. The pro forma information does not consider the impact of any store closings which may occur; however, the Company's management does not expect the number of locations to be closed within the first year of the Acquisition to be significant.

                                                   (Dollars in Millions, Except Per Share Amounts)
                                              -----------------------------------------------------------
                                                       As Reported                    Pro Forma
                                                 Twenty-Four Weeks Ended       Twenty-Four Weeks Ended
                                              ------------------------------- ---------------------------
                                                Nov 16,       Nov 18,           Nov 16,       Nov 18,
                                                  1996          1995             1996           1995
                                              ------------- ------------- --- ------------ --------------
           Net sales                           $  2,406.9     $  2,213.7        $  2,755.5   $  2,534.6
                                               =========================        =======================

           Operating profit                    $     78.4     $     67.5        $     84.8   $     75.0
                                               =========================        =======================

           Net income                          $     30.4     $     19.9        $     24.7   $     14.6
                                               =========================        =======================

           Net income per share                $      .45     $     .30         $     .37    $      .22
                                               =========================        =======================

(5)      Bank Facilities
         ---------------

         The Company has a $650 million revolving credit facility (the "Revolving Credit Facility") pursuant to an Amended and Restated Credit Agreement (the "Credit Agreement") dated as of July 27, 1995, among the Company, and Banque Paribas and Bank of America, as managing agents.

         In addition to the Credit Agreement, the Company entered into a $125 million 364-day Revolving Credit Agreement (the "364-day Agreement") with its managing agents on November 15, 1996, to provide financial flexibility in light of the completed Acquisition. The Credit Agreement and the 364-day Agreement (the "Bank Facilities") provide for the payment by the Company of (i) a non-use fee on the aggregate unused commitment under the Revolving Credit Facility and the 364-day Agreement, respectively, (ii) a fronting fee with respect to letters of credit and a letter of credit fee based on the average outstanding amount of letters of credit and (iii) certain other administrative fees. The interest rate on loans varies depending on the type of loan, length of interest rate period chosen and current market rate of certain types of loans. The Bank Facilities contain customary conditions to borrowing, representations and warranties, covenants and events of default. The commitment of the lenders under the Credit Agreement expires no later than July 27, 2000 and under the 364-day Agreement no later than November 14, 1997.

         Long-term debt consists of (dollars in millions):

                                                               Nov 16,        June 1,
                                                                 1996          1996
                                                               -------        -------
                   Bank Facilities                              $616.5         $230.0
                   9.125% Senior Notes                           140.0          140.0
                   10.125% Senior Notes                          144.9          144.9
                   Big B Industrial Development
                        Bonds                                     10.3             --
                                                                ------         ------
                                                                $911.7         $514.9
                                                                ======         ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains material changes in the Company's results of operations, comparing the twelve and twenty-four week periods ended November 16, 1996 and November 18, 1995 and significant developments affecting financial conditions since the end of fiscal year 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

Comparison of the 12 Weeks ended November 16, 1996 ("second quarter of 1997") and November 18, 1995 ("second quarter of 1996"):

Net sales increased 7.9% to $1,227.3 million for the second quarter of 1997, from $1,137.0 million for the second quarter of 1996. On a comparable store basis, net sales increased 6.0% for the quarter.

Prescription sales, which comprised 61.4% of net sales for the second quarter of 1997, increased $79.2 million, or 11.7%. The increase in prescription sales is attributable to increases in managed care sales. These sales continue to outpace the overall growth rate in prescription business. Managed care sales increased 19.4% and represented 74.5% of total prescription sales for the quarter, compared to 69.8% in the year ago period.

Over-the-counter ("OTC") sales increased $11.1 million, or 2.4%, to $473.6 million for the second quarter of 1997 due to the increased number of store locations from November 18, 1995.

Cost of sales increased 8.5% to $877.5 million in the second quarter of 1997. Gross margin increased 6.5% but, as a percentage of sales, decreased to 28.50% versus 28.87% for the second quarter of 1997 and 1996, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within the managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but yield lower profit percentages than non-managed care sales. The LIFO charge increased $.7 million from $4.2 million in the second quarter of 1996 to $4.9 million in the second quarter of 1997, but remained flat as a percentage of sales at .4%. The decline in the prescription margin rate and higher LIFO charge was partially offset by a moderate increase in the OTC gross margin rate due to continued favorable purchasing terms and less emphasis on promotional sales than in the prior year.

Operating expenses increased $14.9 million, or 5.6%, but decreased as a percentage of sales to 23.06% in the second quarter of 1997 from 23.58% in the second quarter of 1996. The dollar increase in operating expenses is attributable to a 2.8% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is primarily attributable to continued focus on comparable store expenses. Management has been effective in controlling costs at a slower growth rate than the growth in sales and margin. Also contributing to the improvement in the operating expense percentage is the leveraging of relatively fixed, non-store expenses over a broader store base.

Interest expense, net of interest income, was $10.9 million in the second quarter of 1997 compared with $14.4 million in the second quarter of 1996. The decrease in interest expense was attributable to lower average debt balances outstanding in the second quarter of 1997 compared to the second quarter of 1996.

The Company's effective income tax rate of 46.0% for the second quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.0%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $4.0 million; and (ii) amortization of goodwill totaling $2.2 million for the quarter.

Comparison of the 24 Weeks ended November 16, 1996 ("year-to-date 1997") and November 18, 1995 ("year-to-date 1996"):

Net sales increased 8.7% to $2,406.9 million for the year-to-date 1997, from $2,213.7 million for the year-to-date 1996. On a comparable store basis, net sales increased 6.9% for the year-to-date period.

Prescription sales, which comprised 60.6% of net sales for the year-to-date 1997, increased $160.6 million, or 12.4%. The increase in prescription sales is attributable to increases in managed care sales. Managed care sales increased 20.2% and represented 73.9% of total prescription sales for the year-to-date 1997, compared to 69.0% in the year ago period.

OTC sales increased $32.6 million, or 3.6%, to $948.7 million for the year-to-date 1997. The majority of this increase is attributable to a 2.8% increase in the number of store locations over the prior year.

Cost of sales increased 9.6% to $1,714.1 million in the year-to-date 1997 from $1,564.6 million in the year-to-date 1996. Gross margin increased 6.7% but, as a percentage of sales, decreased to 28.78% versus 29.32% for the year-to-date 1997 and 1996, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within the managed care business. The LIFO charge increased $2.8 million from $8.3 million in the year-to-date 1996 to $11.1 million in the year-to-date 1997, increasing as a percentage of sales from .4% to .5%. The decline in the prescription margin rate and higher LIFO charge was partially offset by a moderate increase in the OTC gross margin rate due to continued favorable purchasing terms and less emphasis on promotional sales than in the prior year.

Operating expenses increased $30.2 million, or 5.7%, but decreased as a percentage of sales to 23.37% in the year-to-date 1997 from 24.05% in the year-to-date 1996. The dollar increase in operating expenses is attributable to a 2.8% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is primarily attributable to continued focus on comparable store expenses. Also contributing to the improvement in the operating expense percentage is the leveraging of relatively fixed, non-store expenses over a broader store base.

Interest expense, net of interest income, was $22.1 million in the year-to-date 1997 compared with $29.2 million in the year-to-date 1996. The decrease in interest expense was attributable to lower average debt balances outstanding in the year-to-date 1997 compared to the year-to-date 1996.

The Company's effective income tax rate of 46.0% for the year-to-date 1997 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.0%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $8.1 million; and (ii) amortization of goodwill totaling $4.4 million for the year-to-date 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Condensed Consolidated Balance Sheets as of November 16, 1996 and June 1, 1996 and the Condensed Consolidated Statement of Cash Flows for the twenty-four weeks ended November 16, 1996.

Cash, including temporary cash investments, decreased $.8 million to $7.6 million. Cash generated by operations, before working capital items, totaled $93.5 million, an improvement of $13.0 million from the $80.5 million generated during the year-to-date 1996. Net changes in working capital items (and other operating assets and liabilities) resulted in a $6.7 million use of cash, compared to a $54.6 million use of cash in the year-to-date 1996.

Cash generated by operations includes $11.2 million of an estimated $36.0 million in tax benefits from the realization of approximately $100.0 million of net operating loss carryforwards ("NOLs") expected to be utilized on the Company's 1997 federal income tax return. These NOLs are attributable to the time period prior to the Company's emergence from Chapter 11 in fiscal 1992. Accordingly, benefits realized from these pre-Chapter 11 emergence NOLs are recognized as a reduction in "reorganization value in excess of amounts allocable to identifiable assets" as realized.

Net cash used for investing activities totaled $406.9 million, consisting of the purchase of Big B, Inc. ("Big B") for $372.1 million, net of cash acquired, and $34.8 million in capital expenditures. The Big B acquisition is discussed further in note 4 to the condensed consolidated financial statements. The majority of the capital expenditures in the year-to-date 1997 represent the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During the year-to-date 1997, the Company opened 72 new stores, of which 35 were relocations and 10 were acquired stores, and closed 21 stores. During the year-to-date 1997, Revco completed the remodeling of 50 former Hook-SupeRx, Inc. ("HSI") stores, bringing the total number of former HSI stores remodeled to 354 stores.

Net cash generated by financing activities was $319.3 million, representing $359.2 million of debt issued in connection with the acquisition of Big B, partially offset by a $37.0 million net decrease in bank debit balances and borrowings outstanding under the Company's Bank Facilities, as defined below, and $11.2 million in treasury stock repurchases. In May 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million of the Company's outstanding shares of common stock. In July 1996, the Company repurchased 502,000 shares at an aggregate purchase price of $11.2 million.

During the remainder of fiscal 1997, the Company intends to open approximately 33 additional new stores and relocate an additional 25 existing stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Bank Facilities and cash generated internally.

The Company has three principal sources of liquidity: (i) cash and cash equivalents; (ii) the Bank Facilities; and (iii) cash generated from operations. Management of the Company believes that the Company's cash on hand and cash from operations, together with borrowings and letters of credit under the Bank Facilities, will be sufficient to cover its working capital, capital expenditure and debt service requirements until the maturity dates of the Bank Facilities. Nevertheless, the Company may increase its borrowing capabilities under the Bank Facilities if management believes it would be advantageous to do so, and the Company has begun preliminary discussions with its managing agents on expanding the borrowing capacity of the Bank Facilities.

Bank Facilities

The Company has a $650 million revolving credit facility (the "Revolving Credit Facility") pursuant to an Amended and Restated Credit Agreement (the "Credit Agreement") dated as of July 27, 1995, among the Company, and Banque Paribas and Bank of America, as managing agents.

In addition to the Credit Agreement, the Company entered into a $125 million 364-day Revolving Credit Agreement (the "364-day Agreement") with its managing agents on November 15, 1996 to provide financial flexibility in light of the completed Acquisition. The Credit Agreement and the 364-day Agreement (the "Bank Facilities") provide for the payment by the Company of (i) a non-use fee on the aggregate unused commitment under the Revolving Credit Facility and the 364-day Agreement, respectively, (ii) a fronting fee with respect to letters of credit and a letter of credit fee based on the average outstanding amount of letters of credit and (iii) certain other administrative fees. The interest rate on loans varies depending on the type of loan, length of interest rate period chosen and current market rate of certain types of loans. The Bank Facilities contain customary conditions to borrowing, representations and warranties, covenants and events of default. The commitment of the lenders under the Credit Agreement expires no later than July 27, 2000 and under the 364-day Agreement no later than November 14, 1997.

The Bank Facilities include minimum interest and lease expense coverage ratio, maximum total indebtedness to adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA) ratio, as well as customary other covenants, representations and warranties, funding conditions and events of default. The Company does not believe that the restrictions contained in these financial and operating covenants will cause significant limitations on the Company's financial flexibility.

In addition to cash borrowings outstanding, the Company had approximately $24.0 million in outstanding letters of credit issued under the Bank Facilities at November 16, 1996, to support insurance programs and other general corporate needs.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In addition to being involved from time to time in the assertion of claims and in litigation incidental to the normal course of business, two of the Company's wholly-owned subsidiaries are defendants in lawsuits in connection with various claims of injuries resulting from the consumption of L-Tryptophan which was claimed to have been sold by the subsidiaries. The insurance companies for the vendors who sold the product to the subsidiaries have assumed the legal defense of the outstanding lawsuits, which are further described on Exhibit 99.1.

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

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         As previously noted, on December 23, 1996, the Company completed the acquisition of Big B.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits
                  27    - Financial Data Schedule
                  99.1  - Certain Litigation

         (b)      Reports on Form 8-K
                  The Company previously reported its September 12, 1996 filing of a Form 8-K in connection with the Acquisition. In addition, on November 26, 1996, the Company filed, under Item 2, a Form 8-K dated November 15, 1996 reporting the Company's completion, on such date, of the Offer.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REVCO D.S., INC.
                                       (Registrant)

Dated:  12/30/96                  By:  /s/ Jack A. Staph
                                     -----------------------------------
                                       Jack A. Staph
                                       Senior Vice President,
                                       Secretary and General Counsel

Dated:  12/30/96                  By:  /s/ Brian P. Carney
                                     -----------------------------------
                                       Brian P. Carney
                                       Senior Vice President, Finance
                                       (principal financial officer)