Form 10-Q
period 1997-02-08
REVCO D S INC
filed 1997-03-25
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 8, 1997
                               ----------------

                          COMMISSION FILE NUMBER 1-5025

                                REVCO D.S., INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                       34-1527876
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

1925 ENTERPRISE PARKWAY, TWINSBURG, OHIO                          44087
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
YES   X    NO
   --------  -------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTIONS 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
YES X      NO
   --------  -------

AS OF MARCH 21, 1997, THERE WERE 68,858,692 SHARES OF COMMON STOCK OUTSTANDING.

                                REVCO D.S., INC.
                                ----------------

                                      INDEX
                                      -----

                                                                                 Page No.

PART I - FINANCIAL INFORMATION

    Item 1.       Financial Statements

                    Condensed Consolidated Balance Sheets -
                      February 8, 1997 and June 1, 1996                               3
                    Condensed Consolidated Statements of Income -
                      Twelve and Thirty-Six Weeks Ended
                      February 8, 1997 and February 10, 1996                          4
                    Condensed Consolidated Statements of Cash Flows -
                      Thirty-Six Weeks Ended February 8, 1997
                      and February 10, 1996                                           5
                    Notes to Condensed Consolidated Financial Statements              6

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION


    Item 1.       Legal Proceedings                                                  14
    Item 2.       Changes in Securities                                              14
    Item 3.       Defaults upon Senior Securities                                    14
    Item 4.       Submission of Matters to a Vote of Security Holders                14
    Item 5.       Other Information                                                  14
    Item 6.       Exhibits and Reports on Form 8-K                                   14


    Signatures
                                       2



                        REVCO D.S., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS)

                                                                     (UNAUDITED)
                                                                      FEBRUARY 8,             JUNE 1,
         Assets                                                            1997                 1996
         ------                                                    ----------------            -------

Current assets:
     Cash, including temporary cash investments                        $   17.9               $    8.4
     Accounts receivable, net                                             202.9                  120.6
     Inventories                                                        1,297.0                  968.4
     Prepaid expenses                                                      22.0                   19.4
                                                                       --------               --------

         Total current assets                                           1,539.8                1,116.8

Property, equipment and leasehold improvements, net                       364.1                  320.1
Leasehold interests, net                                                   56.1                   51.3
Goodwill, net                                                             599.2                  367.2
Reorganization value in excess of amounts
     allocable to identifiable assets, net                                170.3                  205.0
Net deferred tax asset                                                     52.8                   13.6
Other assets                                                               71.1                   59.5
                                                                       --------               --------

                                                                       $2,853.4               $2,133.5
                                                                       ========               ========

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
     Bank debit balances                                               $     --               $   52.5
     Accounts payable                                                     566.1                  335.7
     Accrued liabilities                                                  408.6                  315.3
                                                                       --------               --------

         Total current liabilities                                        974.7                  703.5

Long-term debt                                                            925.4                  514.9
Long-term liabilities                                                      45.5                   46.5

Stockholders' equity:
     Common stock                                                            .7                     .7
     Additional paid-in capital                                           701.9                  693.3
     Retained earnings                                                    229.2                  187.4
     Treasury stock                                                       (24.0)                 (12.8)
                                                                       --------              ---------

         Total stockholders' equity                                       907.8                  868.6
                                                                       --------              ---------

                                                                       $2,853.4               $2,133.5
                                                                       ========               ========



     See accompanying Notes to Condensed Consolidated Financial Statements.



                                             REVCO D.S., INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)
                                      (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            TWELVE WEEKS ENDED                   THIRTY-SIX WEEKS ENDED
                                                    -----------------------------------    ------------------------------------
                                                     FEBRUARY 8,         FEBRUARY 10,         FEBRUARY 8,      FEBRUARY 10,
                                                         1997                1996               1997                1996
                                                    ---------------     ---------------    ---------------    -----------------

Net sales                                                $1,537.7           $1,243.3           $3,944.6            $3,457.0

Cost of sales                                             1,096.4              880.1            2,810.5             2,444.7
Operating expenses                                          339.6              278.0              902.1               810.3
Depreciation and amortization                                30.4               24.4               82.3                73.7
Non-recurring charge                                         31.0                 --               31.0                  --
                                                        ---------          ---------           --------            --------

   Operating profit                                          40.3               60.8              118.7               128.3

Interest expense                                             15.6               13.9               37.9                43.6
Interest income                                              (.3)               (.2)               (.5)                (.7)
                                                        ---------          ---------           --------            --------

   Income before income taxes                                25.0               47.1               81.3                85.4

Income tax provision                                         13.6               22.4               39.5                40.8
                                                        ---------          ---------           --------            --------

Net income                                              $    11.4          $    24.7           $   41.8            $   44.6
                                                        =========          =========           ========            ========

Net income per share                                    $     .17          $     .37           $    .62            $    .67
                                                        =========          =========           ========            ========


     See accompanying Notes to Condensed Consolidated Financial Statements.



                                             REVCO D.S., INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                   (DOLLARS IN MILLIONS)

                                                                                     THIRTY-SIX WEEKS ENDED
                                                                            -----------------------------------
                                                                             FEBRUARY 8,           FEBRUARY 10,
                                                                                   1997                    1996
                                                                            -------------          ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------
     Net income                                                                 $  41.8                $  44.6
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                             82.3                   73.7
         Deferred income taxes                                                       --                   14.2
         Net operating loss carryforwards utilized                                 22.5                   10.8
     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                          (73.8)                 (51.0)
         (Increase) decrease in inventories                                      (128.8)                 (62.8)
         (Increase) decrease in prepaid expenses                                     .2                   (2.1)
         (Increase) decrease in other assets                                       (3.5)                  (1.0)
         Increase (decrease) in accounts payable                                  163.5                   43.4
         Increase (decrease) in accrued liabilities                                29.4                   36.3
                                                                                -------                -------

Net cash flows provided by operating activities                                   133.6                  106.1
                                                                                --------               -------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------
     Additions to property, equipment and leasehold improvements                  (59.2)                 (91.6)
     Purchase of Big B subsidiary, net of cash acquired                          (373.9)                    --
                                                                                --------               -------

Net cash flows used by investing activities                                      (433.1)                 (91.6)
                                                                                --------               -------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------
     Decrease in bank debit balances                                              (52.5)                 (14.7)
     Borrowings (payments) of long-term debt                                      361.0                  (12.3)
     Purchase of treasury stock                                                   (11.2)                    --
     Proceeds from common stock issued under employee benefit plans                11.7                   11.4
                                                                                -------                 ------

Net cash flows provided (used) by financing activities                            309.0                  (15.6)
                                                                                --------               -------

Net increase (decrease) in cash and temporary cash investments                      9.5                   (1.1)
Cash and temporary cash investments at beginning of period                          8.4                    3.4
                                                                                --------               -------

Cash and temporary cash investments at end of period                            $  17.9                $   2.3
                                                                                ========               =======
-----------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:

     Interest                                                                  $   40.6               $   40.0
     Income taxes                                                                  16.3                   13.9

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of results for the interim periods presented. The results of operations for the twelve and thirty-six week periods ended February 8, 1997 are not necessarily indicative of the results to be expected for the full year.

(1)      Company
         -------

         Revco D.S., Inc. ("Revco" or the "Company") operates 2,556 retail drugstores in seventeen contiguous Midwestern, Southeastern and Eastern states. The Company's stores are health-oriented neighborhood pharmacies offering pharmaceuticals and related merchandise.

(2)      Inventories
         -----------

         Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined on a last-in, first-out ("LIFO") basis.

         If the first-in, first-out ("FIFO") method of inventory valuation had been used, inventories would have been approximately $72.1 million and $55.8 million higher than reported at February 8, 1997 and June 1, 1996, respectively. Since the LIFO valuation can only be determined at the end of each fiscal year when inflation rates and inventory levels are finalized, estimates of LIFO inventory costs are required for interim financial statements.

(3)      Earnings Per Share
         ------------------

         Earnings per share were computed using the weighted average number of shares of common stock outstanding of 67,565,777 and 66,884,631 for the twelve weeks ended February 8, 1997 and February 10, 1996, respectively. For the thirty-six weeks ended February 8, 1997 and February 10, 1996, the weighted average number of shares of common stock outstanding were 67,537,802 and 66,591,908, respectively.

(4)      Acquisition of Big B, Inc.
         -------------------------


         On October 27, 1996, the Company and Big B, Inc. ("Big B"), a retail drugstore chain formerly headquartered in Alabama that operated approximately 400 drugstores in five Southern states, signed a definitive merger agreement whereby the Company would acquire all of the outstanding shares of Big B at a price of $17.25 per share in cash (the "Acquisition"). On November 15, 1996, the Company announced that it completed its cash tender offer for Big B's common stock (the "Offer"), resulting in the Company owning approximately 85.0% of Big B common stock. On December 23, 1996, the Company completed a step acquisition in which all remaining Big B shareholders received the same cash price paid in the Offer. The aggregate transaction value, including the assumption of Big B debt, was approximately $420.0 million.

         The Acquisition was accounted for under the purchase method of accounting, using an effective date of November 16, 1996. The carrying values of Big B's net assets acquired have been recorded based upon their estimated fair values. Favorable leasehold interests with an asset value of $11.0 million were established based upon market appraisals. In accordance with Emerging Issues Task Force Issue No. 95-3 ("EITF 95-3"), Recognition of Liabilities in Connection with a Purchase Business Combination, the Company accrued severance, representing costs associated with the involuntary termination of employees, totaling $11.0 million ($6.6 million, net of tax), when establishing the net identifiable liabilities of Big B. These amounts were determined based upon actual amounts, where known, and best estimates, where the final actual cost was unknown. Based on a preliminary evaluation, the excess of the purchase price of Big B over the net identifiable assets and liabilities of Big B totaled $240.0 million and is reported as goodwill, which is being amortized on a straight-line basis over 40 years. Certain estimates may be subject to future revisions; the effect, if any, will not be material to the results of operations of the Company. Big B's results of operations have been consolidated with the Company's results of operations beginning in the third quarter (the twelve weeks ended February 8, 1997).

         The Company is converting the Big B drugstores to the Revco format. This conversion includes (i) the upgrading and remodeling of all of the Big B stores to Revco's store design and signage package, (ii) the installation of Revco's Prescription Access Link pharmacy system in all Big B stores, (iii) the installation of point-of-sale scanning in all Big B stores, (iv) the remerchandising of the Big B stores to Revco's broader product mix, and (v) the installation of Revco's pricing and advertising programs. In addition, until conversion of the Big B store systems to Revco store systems, which Management expects to be completed in the fourth quarter of fiscal 1997, the Company will incur duplicative overhead expenses which were considered a necessary incidental cost of the Acquisition.


         The Company recorded a $31.0 million pretax, non-recurring charge ($18.6 million, net of tax) during the third quarter, for certain non-capitalizable costs associated with the restructuring of the Big B operations. This non-recurring charge included the following (dollars in millions):

           Store, distribution and MIS conversion costs                 $5.3
           Store closing costs                                          18.7
           Duplicative headquarters and administration costs             7.0
                                                                       -----
                                                                       $31.0
                                                                       =====

         In accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), this non-recurring charge includes an accrued liability of approximately $26.0 million in the accompanying balance sheet related to certain exit plans for identified stores and duplicate corporate facilities.


         Pro Forma Information


         To provide a more meaningful analysis of operating trends, unaudited pro forma information for third quarter year-to-date 1997 and 1996 are presented below reflecting the financial results of the Company as if the Acquisition had occurred, and such transactions had been consummated, as of the beginning of the periods presented. The unaudited pro forma information reflects pro forma adjustments to historical results of operations of the Company to: (i) record additional interest expense on the incremental debt levels used to finance the Acquisition using an interest rate of 6.0%, which approximates the effective interest rate on the Bank Facilities in effect at the date of the Acquisition, (ii) record amortization of goodwill recognized in connection with the Acquisition, (iii) adjust historical depreciation and amortization expense of Big B as a result of purchase accounting adjustments, and (iv) record adjustments to the historical tax provision based upon a revised effective tax rate.

         The pro forma information presented does not consider any future events which may occur after the Acquisition has been consummated. The pro forma information presented does not attempt to quantify any operating expense efficiencies or cost reductions of the combined operations of the Company and Big B that may be realized after the Company has completed its conversion of the Big B stores to the Revco format and installed its marketing programs. Nor does the pro forma information consider the incremental expenses, capital or conversion costs which may be incurred as a result of the Acquisition.

          The pro forma information excludes the non-recurring charge of $31.0 million to expense the non-capitalizable portion of consolidation and integration costs attributable to the Acquisition.


                                                       (Dollars in Millions, Except Per Share Amounts)
                                              -----------------------------------------------------------
                                                       As Reported                    Pro Forma
                                                  Thirty-Six Weeks Ended        Thirty-Six Weeks Ended
                                              ------------------------------- ---------------------------
                                                 Feb 8,       Feb 10,           Feb 8,        Feb 10,
                                                  1997          1996             1997           1996
                                              ------------- ------------- --- ------------ --------------

           Net sales                           $  3,944.6     $  3,457.0        $  4,293.2   $  3,943.2
                                               ==========     ==========        ==========   ==========

           Operating profit from continuing
            operations                         $    149.7     $    128.3        $    156.0   $    126.5
                                               ==========     ==========        ==========   ==========

           Net income from continuing
            operations                         $     60.4     $     44.6        $     55.3   $     30.8
                                               ==========     ==========        ==========   ==========

           Net income per share from
            continuing operations              $      .89     $     .67          $     .82   $      .46
                                               ==========     =========         ==========   ==========

(5)      Bank Facilities
         ---------------

         The Company has a $650 million revolving credit facility (the "Revolving Credit Facility") pursuant to an Amended and Restated Credit Agreement (the "Credit Agreement") dated as of July 27, 1995, among the Company, and Banque Paribas and Bank of America, as managing agents (the "Managing Agents").


         In addition to the Credit Agreement, the Company entered into a $125 million 364-day Revolving Credit Agreement (the "364-day Agreement") with the Managing Agents on November 15, 1996, to provide financial flexibility in connection with the Acquisition. The Credit Agreement and the 364-day Agreement (collectively, the "Bank Facilities") provide for the payment by the Company of (i) a non-use fee on the aggregate unused commitment under the Bank Facilities, (ii) a fronting fee with respect to letters of credit and a letter of credit fee based on the average outstanding amount of letters of credit and (iii) certain other administrative fees. The interest rate on loans varies depending on the type of loan, length of interest rate period chosen and current market rate of certain types of loans. The average interest rate on borrowings under the Bank Facilities was 5.88% as of February 8, 1997. The Bank Facilities contain customary conditions to borrowing, representations and warranties, covenants and events of default. The commitment of the lenders under the Credit Agreement expires no later than July 27, 2000 and under the 364-day Agreement no later than November 14, 1997.


         Long-term debt consists of (dollars in millions):

                                                        Feb 8,         June 1,
                                                         1997           1996
                                                       -------------   ------------

                   Bank Facilities                      $630.2          $230.0
                   9.125% senior notes                   140.0           140.0
                   10.125% senior notes                  144.9           144.9
                   Big B industrial development
                        bonds                             10.3             --
                                                        ------          ------
                                                        $925.4          $514.9
                                                        ======          ======


(6)      CVS Merger Agreement
         --------------------

         On February 7, 1997, the Company and CVS Corporation ("CVS") announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"). The press release announcing the execution of the Merger Agreement was included as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 10, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion explains material changes in the Company's results of operations, comparing the twelve and thirty-six week periods ended February 8, 1997 and February 10, 1996 and significant developments affecting financial conditions since the end of fiscal year 1996. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

Comparison of the 12 Weeks ended February 8, 1997 ("third quarter of 1997") and February 10, 1996 ("third quarter of 1996"):

Net sales, aided by the acquisition of Big B, increased 23.7% to $1,537.7 million for the third quarter of 1997, from $1,243.3 million for the third quarter of 1996. Net sales from core Revco stores (prior to the acquisition of Big B) increased $115.5 million or 9.3%. On a comparable store basis, net sales in core Revco stores increased 8.0% for the quarter.

Prescription sales, which comprised 58.4% of net sales for the third quarter of 1997, increased $198.4 million, or 28.4%. Prescription sales in core Revco stores increased 14.8%. The increase in prescription sales is attributable to increases in managed care sales. These sales continue to outpace the overall growth rate in prescription business. Managed care sales represented 75.4% of total prescription sales for the quarter, compared to 70.6% in the third quarter of 1996. Managed care sales for core Revco stores increased 23.0% for the quarter.


Over-the-counter ("OTC") sales increased $96.0 million, or 17.7%, to $639.5 million for the third quarter of 1997 due to the Big B acquisition. OTC sales in core Revco stores increased 2.1%.


Cost of sales increased 24.6% to $1,096.4 million in the third quarter of 1997. Gross margin increased 21.5% but, as a percentage of sales, decreased to 28.70% versus 29.21% for the third quarter of 1997 and 1996, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within the managed care business. Managed care sales have positively impacted the Company's net sales and gross margin dollar growth, but yield lower profit percentages than non-managed care sales. The LIFO charge increased $1.1 million from $4.1 million in the third quarter of 1996 to $5.2 million in the third quarter of 1997, but remained flat as a percentage of sales at .3%. The decline in the prescription margin rate and the higher LIFO charge were partially offset by a moderate increase in the OTC gross margin rate due to continued favorable purchasing terms and less emphasis on promotional sales than in the prior year.

Operating expenses increased $61.6 million, or 22.2%, but decreased as a percentage of sales to 22.08% in the third quarter of 1997 from 22.36% in the third quarter of 1996. The dollar increase in operating expenses is primarily attributable to a 17.8% growth in the number of store locations. The improvement in operating expenses as a percentage of sales is primarily attributable to the leveraging of relatively fixed, non-store expenses over a broader store base due to the Big B acquisition. Management has also been effective in managing store level costs to a slower growth rate than the growth in sales and margin.

Interest expense, net of interest income, was $15.3 million in the third quarter of 1997 compared with $13.7 million in the third quarter of 1996. The increase in interest expense was attributable to higher average debt balances outstanding, due to the Big B acquisition, in the third quarter of 1997 compared to the third quarter of 1996.

The Company's effective income tax rate of 54.4% for the third quarter of 1997 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.0%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $4.1 million; and (ii) amortization of goodwill totaling $3.6 million for the quarter.

Comparison of the 36 Weeks ended February 8, 1997 ("year-to-date 1997") and February 10, 1996 ("year-to-date 1996"):

Net sales increased 14.1% to $3,944.6 million for the year-to-date 1997, from $3,457.0 million for the year-to-date 1996. Net sales from core Revco stores increased $308.7 million or 8.9%. On a comparable store basis, net sales in core Revco stores increased 7.3% for the year-to-date period.

Prescription sales, which comprised 59.7% of net sales for the year-to-date 1997, increased $359.0 million, or 18.0%. Prescription sales in core Revco stores increased 13.2%. The increase in prescription sales is attributable to increases in managed care sales. Managed care sales represented 74.4% of total prescription sales for the year-to-date 1997, compared to 69.6% in the year ago period. Managed care sales for core Revco stores increased 21.7% for the year-to-date period.

OTC sales increased $128.6 million, or 8.8%, to $1,588.2 million for the year-to-date 1997. OTC sales in core Revco stores increased 3.0%.

Cost of sales increased 15.0% to $2,810.5 million in the year-to-date 1997 from $2,444.7 million in the year-to-date 1996. Gross margin increased 12.0% but, as a percentage of sales, decreased to 28.75% versus 29.28% for the year-to-date 1997 and 1996, respectively. Margin rates associated with prescription sales declined due to the increase in managed care sales as a percentage of total prescription sales and the continued pressure on margin rates within the managed care business. The LIFO charge increased $3.9 million from $12.4 million in the year-to-date 1996 to $16.3 million in the year-to-date 1997, but remained flat as a percentage of sales at .4%. The decline in the prescription margin rate and the higher LIFO charge were partially offset by a moderate increase in the OTC gross margin rate due to continued favorable purchasing terms and less emphasis on promotional sales than in the prior year.

Operating expenses increased $91.8 million, or 11.3%, but decreased as a percentage of sales to 22.87% in the year-to-date 1997 from 23.44% in the year-to-date 1996. The dollar increase in operating expenses is primarily attributable to a 17.8% growth in the number of store locations, most notably due to the Big B acquisition, but also as a result of internal store growth. The improvement in operating expenses as a percentage of sales is primarily attributable to continued focus on comparable store expenses. Also contributing to the improvement in the operating expense percentage is the leveraging of relatively fixed, non-store expenses over a broader store base as a result of the Big B acquisition in the third quarter.

Interest expense, net of interest income, was $37.4 million in the year-to-date 1997 compared with $42.9 million in the year-to-date 1996. The decrease in interest expense in the year-to-date 1997 compared to the year-to-date 1996 was attributable to lower average debt balances outstanding in the first and second quarters, offset in part by higher debt balances outstanding during the third quarter due to the Big B acquisition.

The Company's effective income tax rate of 48.6% for the year-to-date 1997 differs from the federal income tax statutory rate of 35.0% principally because of state and local income taxes (5.0%) and permanent differences arising from:
(i) amortization of reorganization value in excess of amounts allocable to identifiable assets totaling $12.2 million; and (ii) amortization of goodwill totaling $8.0 million for the year-to-date 1997.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Condensed Consolidated Balance Sheets as of February 8, 1997 and June 1, 1996 and the Condensed Consolidated Statement of Cash Flows for the thirty-six weeks ended February 8, 1997.

Cash, including temporary cash investments, increased $9.5 million to $17.9 million. Cash generated by operations, before working capital items, totaled $146.6 million, an improvement of $3.3 million from the $143.3 million generated during the year-to-date 1996. Net changes in working capital items (and other operating assets and liabilities) resulted in a $13.0 million use of cash, compared to a $37.2 million use of cash in the year-to-date 1996, due to improved vendor support on the Company's seasonal inventory build.

Cash generated by operations includes $22.5 million of an estimated $36.0 million in tax benefits from the realization of approximately $100.0 million of net operating loss carryforwards ("NOLs") expected to be utilized in the Company's 1997 federal income tax return. These NOLs are attributable to the time period prior to the Company's emergence from Chapter 11 in fiscal 1992. Accordingly, benefits realized from these pre-Chapter 11 emergence NOLs are recognized as a reduction in "reorganization value in excess of amounts allocable to identifiable assets" as realized.

Net cash used for investing activities totaled $433.1 million, consisting of the purchase of Big B for $373.9 million, net of cash acquired, and $59.2 million in capital expenditures. The Big B acquisition is discussed further in note 4 to the condensed consolidated financial statements. The majority of the capital expenditures in the year-to-date 1997 represent the Company's investment in new stores and the upgrade through relocation or expansion of its existing drugstore base. During the year-to-date 1997, the Company opened 97 new stores, of which 48 were relocations and 16 were acquired stores, and closed 26 stores. During the year-to-date 1997, Revco completed the remodeling of 66 former Hook-SupeRx, Inc. ("HSI") stores, bringing the total number of former HSI stores remodeled to 370 stores.

Net cash generated by financing activities was $309.0 million, representing $359.2 million of debt issued in connection with the acquisition of Big B, partially offset by a $52.5 million net decrease in bank debit balances, and $11.2 million in treasury stock repurchases. In May 1996, the Company's Board of Directors authorized the repurchase by the Company of up to three million of the Company's outstanding shares of common stock. In July 1996, the Company repurchased 502,000 shares at an aggregate purchase price of $11.2 million.

During the remainder of fiscal 1997, the Company intends to open approximately 27 additional new stores and relocate an additional 12 existing stores. The Company has no material commitments in connection with these planned capital expenditures. Funds for these expenditures are expected to be provided from the Bank Facilities and cash generated internally.

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

Bank Facilities

The Company has a $650 million revolving credit facility (the "Revolving Credit Facility") pursuant to an Amended and Restated Credit Agreement (the "Credit Agreement") dated as of July 27, 1995, among the Company, and Banque Paribas and Bank of America, as managing agents (the "Managing Agents").

In addition to the Credit Agreement, the Company entered into a $125 million 364-day Revolving Credit Agreement (the "364-day Agreement") with the Managing Agents on November 15, 1996, to provide financial flexibility in connection with the Acquisition. The Credit Agreement and the 364-day Agreement (collectively, the "Bank Facilities") provide for the payment by the Company of (i) a non-use fee on the aggregate unused commitment under the Bank Facilities, (ii) a fronting fee with respect to letters of credit and a letter of credit fee based on the average outstanding amount of letters of credit and (iii) certain other administrative fees. The interest rate on loans varies depending on the type of loan, length of interest rate period chosen and current market rate of certain types of loans. The average interest rate on borrowings under the Bank Facilities was 5.88% as of February 8, 1997. The Bank Facilities contain customary conditions to borrowing, representations and warranties, covenants and events of default. The commitment of the lenders under the Credit Agreement expires no later than July 27, 2000 and under the 364-day Agreement no later than November 14, 1997.

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


In addition to cash borrowings outstanding, the Company had approximately $20.1 million in outstanding letters of credit issued under the Bank Facilities at February 8, 1997, to support insurance programs and other general corporate needs.

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

         Management is of the opinion that although the ultimate resolution of such litigation cannot be forecast with certainty, final disposition of this and other litigation will not materially affect the consolidated financial position, operating results or liquidity of the Company.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibits

                  27    - Financial Data Schedule
                  99.1  - Certain Litigation

         (b)      Reports on Form 8-K

                  The Company previously reported its November 26, 1996 filing of a Form 8-K, under Item 2, in connection with the Company's completion of its tender offer for all of the outstanding shares of common stock of Big B. The November 26, 1996 filing was preceded by Form 8-K filings on November 1, 1996 and September 12, 1996, each under Item 5, related to the Big B acquisition. On February 10, 1997, the Company filed a Form 8-K, under Item 5, in connection with the February 7, 1997 announcement of the execution of a merger agreement with CVS Corporation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           REVCO D.S., INC.
                                           (Registrant)

Dated:  3/24/97                     By: /s/ Jack A. Staph
                                       -------------------------
                                        Jack A. Staph
                                        Senior Vice President,
                                        Secretary and General Counsel

Dated:  3/24/97                     By:/s/ Brian P. Carney
                                       -------------------------
                                       Brian P. Carney
                                       Senior Vice President, Finance
                                       (principal financial officer)