Form 10-Q/A
period 1997-02-08
REVCO D S INC
filed 1997-04-17
CIK 83496

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-Q / A

                     Quarterly Report pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 8, 1997
                               ----------------

                          Commission File Number 1-5025
                                                 ------

                                Revco D.S., Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      34-1527876
-----------------------------------                  ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

1925 Enterprise Parkway, Twinsburg, Ohio                            44087
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

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

                                REVCO D.S., INC.
                                ----------------

                                      INDEX
                                      -----

                                                                         Page No.
PART I - FINANCIAL INFORMATION
    Item 1.       Financial Statements
                    Condensed Consolidated Balance Sheets -
                      February 8, 1997 and June 1, 1996                      3
                    Condensed Consolidated Statements of Income -
                      Twelve and Thirty-Six Weeks Ended
                      February 8, 1997 and February 10, 1996                 4
                    Condensed Consolidated Statements of Cash Flows -
                      Thirty-Six Weeks Ended February 8, 1997
                      and February 10, 1996                                  5
                    Notes to Condensed Consolidated Financial Statements     6

    Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           10


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings                                         15

    Item 2.       Changes in Securities                                     15

    Item 3.       Defaults upon Senior Securities                           15

    Item 4.       Submission of Matters to a Vote of Security Holders       15

    Item 5.       Other Information                                         15

    Item 6.       Exhibits and Reports on Form 8-K                          15

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

     See accompanying Notes to Condensed Consolidated Financial Statements.

                        REVCO D.S., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                     THIRTY-SIX WEEKS ENDED
                                                                             FEBRUARY 8,           FEBRUARY 10,
                                                                                   1997                    1996
                                                                            -------------          ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                $   41.8               $   44.6
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                             82.3                   73.7
         Deferred income taxes                                                       --                   14.2
         Net operating loss carryforwards utilized                                 22.5                   10.8
     Change in operating assets and liabilities:
         (Increase) decrease in accounts receivable, net                          (73.8)                 (51.0)
         (Increase) decrease in inventories                                      (128.8)                 (62.8)
         (Increase) decrease in prepaid expenses                                     .2                   (2.1)
         (Increase) decrease in other assets                                       (3.5)                  (1.0)
         Increase (decrease) in accounts payable                                  163.5                   43.4
         Increase (decrease) in accrued liabilities                                29.4                   36.3
                                                                               --------               --------

Net cash flows provided by operating activities                                   133.6                  106.1
                                                                               --------               --------

NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, equipment and leasehold improvements                  (59.2)                 (91.6)
     Purchase of Big B subsidiary, net of cash acquired                          (373.9)                    --
                                                                               --------               --------

Net cash flows used by investing activities                                      (433.1)                 (91.6)
                                                                               --------               --------

NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in bank debit balances                                              (52.5)                 (14.7)
     Borrowings (payments) of long-term debt                                      361.0                  (12.3)
     Purchase of treasury stock                                                   (11.2)                    --
     Proceeds from common stock issued under employee benefit plans                11.7                   11.4
                                                                               --------               --------

Net cash flows provided (used) by financing activities                            309.0                  (15.6)
                                                                               --------               --------

Net increase (decrease) in cash and temporary cash investments                      9.5                   (1.1)
Cash and temporary cash investments at beginning of period                          8.4                    3.4
                                                                               --------               --------

Cash and temporary cash investments at end of period                           $   17.9               $    2.3
                                                                               ========               ========

--------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS FOR:
     Interest                                                                  $   40.6               $   40.0
     Income taxes                                                                  16.3                   13.9

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

(4)      Acquisition of Big B, Inc.
         -------------------------

         On October 27, 1996, the Company and Big B, Inc. ("Big B"), a retail drugstore chain formerly headquartered in Alabama that operated approximately 400 drugstores in five Southern states, signed a definitive merger agreement whereby the Company would acquire all of the outstanding shares of Big B at a price of $17.25 per share in cash (the "Acquisition"). On November 15, 1996, the Company announced that it completed its cash tender offer for Big B's common stock (the "Offer"), resulting in the Company owning approximately 85.0% of Big B common stock. On December 23, 1996, the Company completed a step acquisition in which all remaining Big B shareholders received the same cash price paid in the Offer. The aggregate transaction value, including the assumption of $49.3 million of Big B debt, was $423.2 million.

         The Acquisition was accounted for under the purchase method of accounting, using an effective date of November 16, 1996. The carrying values of Big B's net assets acquired have been recorded based upon their estimated fair values. Favorable leasehold interests with an asset value of $11.0 million were established based upon market appraisals. In accordance with Emerging Issues Task Force Issue No. 95-3 ("EITF 95-3"), Recognition of Liabilities in Connection with a Purchase Business Combination, the Company accrued severance, representing costs associated with the involuntary termination of employees, totaling $11.0 million ($6.6 million, net of tax), when establishing the net identifiable liabilities of Big B. Any material difference between actual severance payments and the severance accrued by the Company will be reported as an adjustment to goodwill when actual severance payments are made. All severance payments will be incurred within one year from the date of the Acquisition. Severance payments are being made to approximately 145 Big B employees in Big B's corporate offices in Bessemer, Alabama. The Company is closing this facility and assuming all administrative functions of the Big B stores into its corporate offices in Twinsburg, Ohio.

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

         The Company recorded a $31.0 million pretax, non-recurring charge ($18.6 million, net of tax) during the third quarter, for certain non-capitalizable costs associated with the restructuring of the Big B operations. These costs included the following (dollars in millions):

            Store, distribution and MIS conversion costs              $   5.3
            Store closing costs                                          18.7
            Duplicative headquarters and administration costs             7.0
                                                                      -------
                                                                      $  31.0
                                                                      =======

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

         These exit plans do not benefit future activities in the retained stores or corporate facilities. The accrual consists primarily of future rental obligations for the remaining noncancellable term of the various real estate leases for the stores to be closed, equipment leases for abandoned equipment in the Bessemer corporate facility, and operating costs of the Bessemer corporate facility until closure. The accrual also includes a $5.0 million asset writedown to adjust property, equipment and leasehold improvements in the stores to be closed and the Bessemer corporate facility to their liquidation value. The Company recognized a liability for those exit costs that could be reasonably estimated. Although the Company does not expect significant differences, the Company may record additional expense (or income) amounts as a non-recurring charge in future periods if actual results from the Big B exit plan are materially different from the estimates made by the Company.

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

        Long-term debt consists of (dollars in millions):

                                                               Feb 8,         June 1,
                                                               1997            1996
                                                             ----------      ----------
                   Bank Facilities                              $630.2          $230.0
                   9.125% senior notes                           140.0           140.0
                   10.125% senior notes                          144.9           144.9
                   Big B industrial development
                        bonds                                     10.3             --
                                                                ------          ------
                                                                $925.4          $514.9
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

The Company recorded a $31.0 million pretax, non-recurring charge ($18.6 million, net of tax) during the third quarter, for certain non-capitalizable costs associated with the restructuring of the Big B operations. These costs included the following (dollars in millions):

      Store, distribution and MIS conversion costs                $ 5.3
      Store closing costs                                          18.7
      Duplicative headquarters and administration costs             7.0
                                                                  -----
                                                                  $31.0
                                                                  =====

In accordance with Emerging Issues Task Force Issue No. 94-3 ("EITF 94-3"), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a

Restructuring), this non-recurring charge includes cash expenses incurred during the quarter of $5.0 million and an accrued liability of $26.0 million in the accompanying balance sheet related to certain exit plans for identified stores and duplicate corporate facilities. The Company expects the majority of the $26.0 million accrual to be paid during the next twelve months.

These exit plans do not benefit future activities in the retained stores or corporate facilities. The accrual consists primarily of future rental obligations for the remaining noncancellable term of the various real estate leases for the stores to be closed, equipment leases for abandoned equipment in the Bessemer corporate facility, and operating costs of the Bessemer corporate facility until closure. The accrual also includes a $5.0 million asset writedown to adjust property, equipment and leasehold improvements in the stores to be closed and the Bessemer corporate facility to their liquidation value. The Company recognized a liability for those exit costs that could be reasonably estimated. Although the Company does not expect significant differences, the Company may record additional expense (or income) amounts as a non-recurring charge in future periods if actual results from the Big B exit plan are materially different from the estimates made by the Company.

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

Comparison of the 36 Weeks ended February 8, 1997 ("year-to-date 1997") and February 10, 1996 ("year-to-date 1996"):

Net sales increased 14.1% to $3,944.6 million for the year-to-date 1997, from $3,457.0 million for the year-to-date 1996. Net sales from core Revco stores increased $308.7 million or 8.9%. On a comparable store basis, net sales in Revco stores increased 7.3% for the year-to-date period.

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

Cash, including temporary cash investments, increased $9.5 million to $17.9 million. Cash generated by operations, before working capital items, totaled $146.6 million, an improvement of $3.3 million from the $143.3 million generated during the year-to-date 1996. Net changes in working capital items (and other operating assets and liabilities) resulted in a $13.0 million use of cash, compared to a $37.2 million use of cash in the year-to-date 1996. Although the Company had an increased level of seasonal build in its inventory levels since the beginning of the fiscal year, versus the year ago period, a larger percentage of the inventory increase was offset by an increase in accounts payable due to more favorable payment terms afforded the Company by its trade vendors.

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

Litigation
----------

The Company is a defendant in two lawsuits in connection with various claims of injuries resulting from the consumption of L-Tryptophan, which was claimed to have been sold by the Company. The insurance companies for the suppliers who sold the product to the Company, who are also named as defendants in the lawsuits, have assumed the legal defense of the lawsuits and primary responsibility for settling the cases on behalf of all defendants. Management has assessed the financial ability of the suppliers to be sufficient to settle the cases, and management does not believe material losses resulting from the plaintiff's claims against it to be probable. Accordingly, the Company has not recorded a loss provision for these outstanding claims. Fifty-eight previously reported cases have been settled or dismissed, with all settlement payments having been made by the suppliers.

The Company is also a defendant in two lawsuits alleging personal injury or death due to a product, E-Ferol, manufactured by an inactive subsidiary of the Company prior to December 1986. The plaintiffs are seeking unspecified actual and exemplary damages. Management does not believe that material losses associated with these lawsuits, in excess of the Company's self-insured portion of such losses, are probable, but may at least be reasonably possible. However, management cannot make an estimate of the possible loss or range of loss based on the current status of the litigation. Accordingly, the Company has not recorded a loss provision for these outstanding claims in excess of the self-insured portion of the claims. Management believes any losses associated with these claims in excess of the Company's self-insured portion would be recoverable from the Company's insurance carriers.

Management is of the opinion that although the ultimate resolution of such litigation cannot be forecast with certainty, final disposition of this and other litigation will not materially affect the consolidated financial position, operating results or liquidity of the Company.

Goodwill
--------

In connection with the Company's acquisitions of Hook-SupeRx, Inc. ("HSI") in July 1994 and Big B in December 1996, both of which were acquisitions of stock that were accounted for under the purchase method of accounting, the Company recorded goodwill of $385.0 million and $240.0 million, respectively, representing the excess of the purchase price of HSI and Big B over the net identifiable assets and liabilities acquired. The goodwill recorded in the acquisitions of these wholly-owned subsidiaries is being amortized on a straight-line basis over 40 years. At February 8, 1997, the unamortized portion of goodwill attributable to HSI and Big B was $360.6 and $238.6 million, respectively.

Although amortization of goodwill has no impact on the reported cash flows of the Company, the impact on annualized earnings is an after-tax expense of $15.6 million and is included in depreciation and amortization expense.

The Company evaluates goodwill, along with all assets of the Company, for impairment in accordance with SFAS No. 121, on at least an annual basis, but, in any event, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Pursuant to SFAS No. 121, the Company's management considers the financial condition and expected future cash flows of the subsidiaries' operations in determining whether goodwill is impaired. Under SFAS No. 121, if the sum of the expected future cash flows of the subsidiary is less than the carrying amount of the net assets of the subsidiary, including goodwill, the Company should recognize an impairment loss. Based on the Company's analysis of future cash flows, management believes that goodwill is not presently impaired.

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

                                REVCO D.S., INC.
                                  (Registrant)

Dated:  4/17/97                 By: /s/ Jack A. Staph
                                   ---------------------------
                                   Jack A. Staph
                                   Senior Vice President,
                                   Secretary and General Counsel

Dated:  4/17/97                 By: /s/ Brian P. Carney
                                   ---------------------------
                                   Brian P. Carney
                                   Senior Vice President, Finance
                                   (principal financial officer)